Form 10KSB
LG Holding Corp
filed 2008-04-28
CIK 1411085

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report Under Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Fiscal Year Ended: January 31, 2008

Commission File No. 000-53185

LG HOLDING CORPORATION
 (Exact Name of Small Business Issuer as specified in its charter)

Colorado	20-8025365
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

3413 S Ammons Street #22-6
Lakewood, CO	80227
(Address of principal executive offices)	(zip code)

(720) 323-2592
 (Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.0.001 per share par value

Check whether issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X]    No: [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes []   No [X].

Registrant's revenues for its most recent fiscal year were $94,255. The aggregate market value of the voting stock held by nonaffiliates cannot be computed because the Company’s securities do not trade in any market. The number of shares outstanding of the Registrant's common stock, as of the latest practicable date:  April 15, 2008, was 29,891,100.

FORM 10-KSB

LG Holding Corporation

For purposes of this document, unless otherwise indicated or the context otherwise requires, all references herein to “LG,” “we,” “us,” and “our,” refer to LG HOLDING CORPORATION, a Colorado corporation and our wholly-owned subsidiary, No Worries Managed Network Services, Inc..

Forward-Looking Statements

The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability to successfully develop new products and services for new markets; the impact of competition on our revenues, changes in law or regulatory requirements that adversely affect or preclude clients from using us for certain applications; delays our introduction of new products or services; and our failure to keep pace with our competitors.

When used in this discussion, words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

RISK FACTORS

You should carefully consider the following risk factors, together with the information contained in this prospectus, any reports we file with the SEC and the documents referred to herein.  You should also be aware that the risks described below may not be the only risks relevant to your determination. Instead, these are the risks that we believe most material to your decision.

WE HAVE ONLY BEEN RECENTLY FORMED AND HAVE A LIMITED OPERATING HISTORY. WE WERE NOT PROFITABLE IN OUR MOST RECENT FISCAL YEAR OF OPERATION. HOWEVER, WE WERE PROFITABLE  FROM INCEPTION THROUGH JANUARY 31, 2007. AS A RESULT, THERE IS NO WAY TO KNOW WHETHER WE CAN SUSTAIN PROFITABILITY.

We were formed as a Colorado business entity in December, 2006. Our subsidiary is a Colorado company formed in August, 2006. At the present time, we are only minimally capitalized and have limited operating activity. We do not have an extended history of operations. We had a net loss of $13,081 for the fiscal year ended January 31, 2008, our first full fiscal year. However, we had a net profit of $8,511 from inception through January 31, 2007. As a result, we cannot guarantee that we will be able to sustain profitability.

BECAUSE WE HAVE INCURRED AN OPERATING LOSS FOR THE FISCAL YEAR ENDED JANUARY 31, 2008, OUR ACCOUNTANTS HAVE EXPRESSED DOUBTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

For the fiscal year ended January 31, 2008, our accountants have expressed doubt about our ability to continue as a going concern as a result of our net loss. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

     ♦   our ability to locate clients who will purchase our management services; and

     ♦   our ability to generate revenues.

Based upon current plans, we may incur operating losses in future periods because we may, from time to time, be incurring expenses but not generating sufficient revenues. We expect approximately $200,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

WE HAVE A LACK OF LIQUIDITY AND MAY NEED ADDITIONAL FINANCING IN THE FUTURE. IF WE CANNOT SECURE ADDITIONAL FINANCING WHEN WE NEED IT, WE MAY BE REQUIRED TO CURTAIL OUR OPERATIONS.

We presently have no substantial liquidity. We are only minimally capitalized. We have been  profitable from inception (August 24, 2006) through January 31, 2007. We had a net loss for the fiscal year ended January 31, 2008, our first full fiscal year. We plan to adjust our expenses as necessary to prevent cash flow or liquidity problems. We can control the substantial part of our expenses by foregoing the hiring of extra personnel and plan to use this to adjust our expenses. If we are unsuccessful in adequately adjusting our expenses, which we do not foresee at this time, we may need additional financing of some type, which we do not now possess, to continue our operations. We expect to rely principally upon recent private placement offering  completed in August, 2007, in which we raised a total of $33,050, and our ability to operate at a profit, the success of which cannot be guaranteed. To the extent that we experience a substantial lack of liquidity, our development in accordance with our proposed plan may be delayed or indefinitely postponed, which could mean that a shareholder’s investment might never become valuable or could become worthless.

AS A COMPANY WITH LIMITED OPERATING HISTORY, WE ARE INHERENTLY A RISKY INVESTMENT. OUR OPERATIONS ARE SUBJECT TO OUR ABILITY TO SUCCESSFULLY MARKET OUR PROJECTS.

Because we are a company with a limited history, the operations in which we engage in, providing information technology service support to business organizations, is extremely risky, subject to numerous risks. Our operations will depend, among other things, upon our ability to develop and to market our services and products to our customers. Further, there is the possibility that our operations will not generate income sufficient to meet operating expenses or will generate income and capital appreciation, if any, at rates lower than those anticipated or necessary to sustain the investment. Our operations may also be affected by factors which are beyond our control, such as general market conditions or consumer tastes.  Any of these problems, or a combination thereof, could mean that a shareholder’s investment might never become valuable or could become worthless.

INTENSE COMPETITION IN OUR MARKET COULD PREVENT US FROM DEVELOPING REVENUE AND PREVENT US FROM ACHIEVING ANNUAL PROFITABILITY.

We provide defined information technology service support services to our clients. The barriers to entry are not significant. Our services could be rendered noncompetitive or obsolete. Competition from more established companies in our defined market niche is a significant threat and expected to increase. Most of the companies with which we compete and expect to compete have far greater capital resources, and many of them have substantially greater experience in providing the kinds of services which we provide. Our ability to compete effectively may be adversely affected by the ability of these competitors to devote greater resources than we can.

OUR ABILITY TO GROW OUR BUSINESS DEPENDS ON RELATIONSHIPS WITH OTHERS.  WE HAVE LIMITED ESTABLISHED RELATIONSHIPS AT THIS TIME. WE MAY NEVER DEVELOP SUFFICIENT RELATIONSHIPS IN THE FUTURE TO GROW OUR OPERATIONS.  FURTHER, IF WE LOSE OUR EXISTING RELATIONSHIPS, WE COULD LOSE OUR ABILITY TO BE PROFITABLE.

All of our revenue and gross profit comes from providing services to our clients. While our relationships will change from time to time, we must rely upon our ability to provide quality service to our clients.  We have established limited relationships. In order to develop our operations, we must develop more relationships with additional clients. Our ability to generate revenue would diminish and our operations and results of operations would suffer if we cannot develop sufficient relationships in the future or if we we lose existing relationships.  Any of these problems, or a combination thereof, could mean that a shareholder’s investment might never become valuable or could become worthless.

WE MAY NEED TO SUSTANTIALLY INVEST IN MARKETING EFFORTS IN ORDER TO GROW OUR BUSINESS, WHICH IS EXPENSIVE.

In order to grow our business, we will need to develop and maintain widespread recognition and acceptance of our company, our business model and our services. We have not presented our service offering to the potential market. We plan to rely primarily on word of mouth from our existing contacts we develop personally through industry events to promote and market ourselves. In order to successfully grow our company, we may need to significantly increase our financial commitment to creating awareness and acceptance of our company among retailers, which would be expensive. To date, marketing and advertising expenses have been negligible. If we fail to successfully market and promote our business, we could lose potential clients to our competitors, or our growth efforts may be ineffective. If we incur significant expenses promoting and marketing ourselves, it could delay or completely forestall our profitability.

OUR BUSINESS IS NOT DIVERSIFIED, WHICH COULD RESULT IN SIGNIFICANT FLUCTUATIONS IN OUR OPERATING RESULTS.

All of our business is involved in the marketing of information technology service support to business organizations for their computers and associated information technology equipment. As a result, our business is dependent upon trends in the sector. Downturns in this sector could mean that a shareholder’s investment might never become valuable or could become worthless. A downturn in this sector may reduce our stock price, even if our business is successful.

OUR BUSINESS SUCCESS IS LINKED CLOSELY TO THE BUSINESS CYCLE OF THE DENVER METROPOLITAN AREA AND US ECONOMY. DOWNTURNS IN THEIR BUSINESS CYCLES COULD HAVE A NEGATIVE IMPACT ON OUR REVENUES AND PROFITS.

Currently, we provide our services completely within the Denver Metropolitan area. We may everntually expand throughout the United States. In any case, we will be tied to the business cycles for the purchases, upgrading, and servicing of computers and associated information technology equipment of both the Denver Metropolitan area and the U.S. economy in general. To the extent that a downturn in economic activity in these areas have a negative effect on our clients and potential clients plans for purchasing, upgrading, or servicing of their equipment, we could see our revenues and profits decrease.

OUR SUCCESS WILL BE DEPENDENT UPON OUR PRESIDENT'S EFFORTS.

Our success will be dependent upon the decision making of our President, Mr. Allan Reeh. He intends to commit as much time as necessary to our business, but this commitment is no assurance of success. The loss of Mr. Allan Reeh, could cause our company to cease operation, which could mean that a shareholder’s investment might never become valuable or could become worthless. We have no written employment agreement with Mr. Allan Reeh. We have not obtained key man life insurance on his life.

OUR STOCK PRICE MAY BE VOLATILE, AND YOU MAY NOT BE ABLE TO RESELL YOUR SHARES AT OR ABOVE THE PUBLIC SALE PRICE.

There has been, and continues to be, no public market for our common stock. An active trading market for our shares has not, and may never develop or be sustained. If you purchase shares of common stock, you may not be able to resell those shares at or above the initial price you paid. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

*	actual or anticipated fluctuations in our operating results;

*	changes in financial estimates by securities analysts or our failure to perform in line with such estimates;

*	changes in market valuations of other interior design oriented companies, particularly those that market services such as ours;

*	announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

*	introduction of product enhancements that reduce the need for our products or services;

*	the loss of one or more key clients; and

*	departures of key personnel.

Of our total outstanding shares as of March 31, 2008, a total of 29,891,100, Or approximately 99%, will be restricted from immediate resale but may be sold into the market in the near future.  This could cause the market price of our common stock to drop significantly, even if our business is doing well.

As restrictions on resale end, the market price of our stock could drop significantly if the holders of restricted shares sell them or are perceived by the market as intending to sell them.

OUR STOCK HAS NO PUBLIC TRADING MARKET AND THERE IS NO GUARANTEE A TRADING MARKET WILL EVER DEVELOP FOR OUR SECURITIES.

There is presently no demand for our common stock. There is presently no public market for the shares being offered in this prospectus. While we do intend to apply for quotation in the Over-the-Counter Bulletin Board, we cannot guarantee that our application will be approved and our stock listed and quoted for sale. If no market is ever developed for our common stock, it will be difficult for you to sell any shares you purchase by this registration statement. In such a case, you may find that you are unable to achieve any benefit from your investment or liquidate your shares without considerable delay, if at all. In addition, if we fail to have our common stock quoted on a public trading market, your common stock will not have a quantifiable value and it may be difficult, if not impossible, to ever resell your shares, resulting in an inability to realize any value from your investment.

The securities of companies such as ours have historically experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors, such as new product developments and trends in the our industry and in the investment markets generally, as well as economic conditions and quarterly variations in our operational results, may have a negative effect on the market price of our common stock.

APPLICABLE SEC RULES GOVERNING THE TRADING OF “PENNY STOCKS” LIMITS THE LIQUIDITY OF OUR COMMON STOCK, WHICH MAY AFFECT THE TRADING PRIC OF OUR COMMON STOCK.

Our common stock is currently not quoted on in any market. If our common stock becomes quoted, we anticipate that it will trade well below $5.00 per share. As a result, our common stock is considered a “penny stock” and is subject to SEC rules and regulations that impose limitations upon the manner in which our shares can be publicly traded.  These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock and the associated risks.  Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination for the purchaser and receive the written purchaser’s agreement to a transaction prior to purchase.  These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

THE OVER-THE-COUNTER MARKET FOR STOCK SUCH AS OURS IS SUBJECT TO EXTREME PRICE AND VOLUME FLUCTUATIONS.

The securities of companies such as ours have historically experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors, such as new product developments and trends in the our industry and in the investment markets generally, as well as economic conditions and quarterly variations in our operational results, may have a negative effect on the market price of our common stock.

BUYING LOW-PRICED PENNY STOCKS IS VERY RISKY AND SPECULATIVE.

The shares being offered are defined as a penny stock under the Securities and Exchange Act of 1934, and rules of the Commission. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse, or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission. Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our common stock and may also affect your ability to resell any shares you may purchase in the public markets.

RESALE LIMITATIONS IMPOSED BY MOST STATES WILL LIMIT THE ABILITY OF OUR SHARHEHOLDERS TO SELL THEIR SECURITIES UNLESS THEY ARE COLORADO RESIDENTS.

The only state in which we plan to register this offering is Colorado. As a result, our selling shareholders may be limited in the sale of their Shares. The laws of most states require either an exemption from prospectus and registration requirements of the securities laws to sell their shares or registration for sale by this prospectus. These restrictions will limit the ability of non-residents of Colorado to sell the securities. Residents of other states must rely on available exemptions to sell their securities, such as Rule 144, and if no exemptions can be relied upon, then the selling shareholders may have to hold the securities for an indefinite period of time. Shareholders of states other than Colorado should consult independent legal counsel to determine the availability and use of exemptions to re-sell their securities.

WE DO NOT EXPECT TO PAY DIVIDENDS ON COMMON STOCK

We have not paid any cash dividends with respect to our common stock, and it is unlikely that we will pay any dividends on our common stock in the foreseeable future. Earnings, if any, that we may realize will be retained in the business for further development and expansion.

General

         We are a Colorado corporation. Our principal business address is 3413 S Ammons Street #22-6, Lakewood, CO 80227. Our telephone number is (720) 323-2592.  We were incorporated under the laws of the State of Colorado on December 5, 2006. We have active operations. Our business is to provide information technology service support to business organizations. We have no website, but our subsidiary, No Worries Managed Network Services, Inc.  has a web site, www.noworriesmns.com.

In January, 2007, we acquired all of the issued and outstanding shares of No Worries Managed Network Services, Inc., a Colorado corporation which was formed in August, 2006 to provide information technology service support to business organizations. No Worries Managed Network Services, Inc. was owned by our President, who exchanged all of his common stock in No Worries Managed Network Services, Inc. in a tax-free exchange for a majority of the common shares of the Company. As a result of the transaction, No Worries Managed Network Services, Inc. is now our wholly-owned subsidiary.

In August, 2007, we completed a registered offering of our common shares under the provisions of the Colorado securities laws and under an exemption from the federal securities laws. We sold a total of 66,100 common shares at a price of $0.50 per share to a total of fifty-four investors. We raised a total of $33,050 in this offering.

Organization

As of January 31, 2008, we are comprised of one corporation with one wholly-owned subsidiary, No Worries Managed Network Services, Inc. All of our operations are conducted through No Worries Managed Network Services, Inc.

Operations

Our business is to provide office business organizations information technology service and support to for their computers and associated information technology equipment.  We perform routine routine maintenance and upgrade services for computers and associated information technology equipment as well as diagnostic work to solve software problems. For example, we check for the efficient operation of the computers, including scanning for viruses. We clean the hardware, as may be required. We update all programs to the most current operating formats.

We customarily provide services directly between our computers and the clients’ computers through the No Worries Managed Network Services, Inc. web site, www.noworriesmns.com., However, Mr. Reeh can visit the client’s office, if necessary. We offer a pre-negotiated fee to our recurring clients for such support, which averages approximately $60 per month per computer. For this fee, we provide routine maintenance and upgrade services for computers and associated information technology equipment.

For more detailed support, which includes additional diagnostic work on the computers and associated information technology equipment, we charge a monthly fee at the rate of $70 per hour to our recurring clients. For all clients who are not recurring, we charge at the rate of $100 per hour for our support services. At the present time, we have approximately ninety managed computers among eight different clients, who pay monthly fees.

It should be noted, however, that the Company does not have an extensive history of operations. To the extent that management is unable to maintain profitability by having sufficient revenues or by keeping expenses in line with income, our business could fail. This would cause management to consider liquidation or merger. No market surveys have ever been conducted to determine demand for our services. Therefore, there can be no assurance that we will ever reach a sustained level of profitability.

In the future, we may expand by offering to sell computer hardware or software in connection with our services. We see this line of business as being the next potential step on our development. We have no present plans to do so, however.

Once we have developed a program of selling both services and products, we will look to expand our activities throughout Colorado, and, eventually, nationwide. We have not begun to plan this phase of our development. At the present time, we are completely focused on providing our current range of services in the Denver Metropolitan area.

At the present time, we have no plans to raise any additional funds within the next twelve months. Any working capital will be expected to be generated from internal operations. However, to the extent that we plan to expand, we reserve the right to examine possible additional sources of funds, including, but not limited to, equity or debt offerings, borrowings, or joint ventures.

In addition we may expand through acquisition. We will not only look at our present industry but will reserve the right to investigate and, if warranted, merge with or acquire the assets or common stock of an entity actively engaged in business which generates revenues. We will seek opportunities for long-term growth potential as opposed to short-term earnings. As of the date hereof, we have no business opportunities under investigation. None of our officers, directors, affiliates have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between us and such other company.

We have one full-time employee, our President, Mr. Reeh.  He has received compensation since our inception. See “Executive Compensation,” below.

We reimburse our employee for all necessary and customary business related expenses. We have no plans or agreements which provide health care, insurance or compensation on the event of termination of employment or change in our control.

We do not pay our Directors separately for any Board meeting they attend.

Markets

We actively market our services and utilize the expertise and existing business relationships of our President and largest shareholder, Mr. Allan Reeh, to develop additional clients. In addition, we  advertise in local newspapers.  Our marketing plan is focused completely on developing our customer base in the Denver  Metropolitan area.

Raw Materials

         We do not believe that raw materials are a material factor in our business now or in the future

Clients and Competition

Generally, the information technology business, particularly the segment which involves servicing and maintenance, is very dynamic and subject to rapid change. There appear to be two principal sources of competition, the largest of which consists of individual proprietors and smaller firms such as our company. We believe that this is its largest potential competitor group. The second group consists of larger firms, such as Geeks on Call, which is the largest national firm, and Geek Squad. Both companies specialize in providing total business services to larger companies that choose to outsource. These larger firms provide competition to us. However, we do not consider the larger firms to be as direct a source of competition to us as other independent providers because the larger firms deal with larger customers and consumers, while we primarily deals with small business.

Almost all of the companies in this industry have greater resources, history and expertise than we do. In view of our combined extremely limited financial resources and limited personnel, we believe that we will continue to be at a significant competitive disadvantage compared to our competitors.

Our principal effort at this point will be to expand our client base. No single company currently dominates this business. We believe that the primary reason that clients would use our services rather than competitors would be the existing relationships that exist.  We believe that client loyalty and satisfaction can be the basis for success in our business. Therefore, we plan to develop and expand on already existing relationships to develop a competitive edge. There can be no guarantee that we will be able to compete successfully in the future.

Backlog

At January 31, 2008, we had no backlogs.

Employees

           We have one full-time employee, our President, Mr. Reeh.  He has received compensation since our inception. See “Executive Compensation,” below. We reimburse our employee for all necessary and customary business related expenses.

We have no plans or agreements which provide health care, insurance or compensation on the event of termination of employment or change in our control.

We do not pay our Directors separately for any Board meeting they attend.

Proprietary Information

           We own no proprietary information.

Government Regulation

We believe that governmental regulation will not be significant to us now or in the future.

Research and Development

We have never spent any amount in research and development activities.

Environmental Compliance

We believe that we are not subject to any material costs for compliance with any environmental laws.

How to Obtain Our SEC Filings

We file annual, quarterly, and special reports, proxy statements, and other information with the Securities Exchange Commission (SEC). Reports, proxy statements and other information filed with the SEC can be inspected and copied at the public reference facilities of the SEC at 100 F Street N.E., Washington, DC 20549. Such material may also be accessed electronically by means of the SEC's website at www.sec.gov.

Our investor relations department can be contacted at our principal executive office located at our principal office, located at 3413 S Ammons Street #22-6, Lakewood, CO 80227. Our telephone number is (720) 323-2592.

ITEM 2. DESCRIPTION OF PROPERTY.

We currently occupy office space on a rent-free basis from one of our officers Mr. Allan Reeh, which is also Mr. Reeh’s home. We currently occupy approximately 500 square feet of office space which we rent from from President and largest shareholder on a month-to-month basis, currently without charge. This space is considered to be sufficient for  us at the present time. We own office equipment to furnish our offices. All of our management activities are performed in Colorado. We have no website, but our subsidiary, No Worries Managed Network Services, Inc.  has a web site, www.noworriesmns.com.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings, nor is our property the subject of any material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held no shareholders meeting in the fourth quarter of our fiscal year.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Holders

As of March 31, 2008, there were 57 record holders of our common stock and there were 29,891,100 shares of our common stock outstanding. No public market currently exists for shares of our common stock. We intend to apply to have our common stock listed for quotation on the Over-the-Counter Bulletin Board.

The Securities Enforcement and Penny Stock Reform Act of 1990

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

A purchaser is purchasing penny stock which limits the ability to sell the stock. The shares offered by this prospectus constitute penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:

♦	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

♦
contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act of 1934, as amended;

♦	contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask price;

♦	contains a toll-free telephone number for inquiries on disciplinary actions;

♦	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

♦	contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

      The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

♦	the bid and offer quotations for the penny stock;

♦	the compensation of the broker-dealer and its salesperson in the transaction;

♦	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

♦	monthly account statements showing the market value of each penny stock held in the customer's account.

            In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

Equity Compensation Plan Information

           We have no outstanding stock options or other equity compensation plans.

Reports

Once our registration statement under Form S-1 has been declared effective, we will be subject to certain reporting requirements and will furnish annual financial reports to our stockholders, certified by our independent accountants, and will furnish unaudited quarterly financial reports in our quarterly reports filed electronically with the SEC. All reports and information filed by us can be found at the SEC website, www.sec.gov.

Stock Transfer Agent

             The stock transfer agent for our securities is Corporate Stock Transfer of Denver, Colorado.  Their address is 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209. Their phone number is (303)282-4800.

Dividend Policy

 We have not previously declared or paid any dividends on our common stock and do not anticipate declaring any dividends in the foreseeable future. The payment of dividends on our common stock is within the discretion of our board of directors. We intend to retain any earnings for use in our operations and the expansion of our business. Payment of dividends in the future will depend on our future earnings, future capital needs and our operating and financial condition, among other factors that our board of directors may deem relevant. We are not under any contractual restriction as to our present or future ability to pay dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Management’s Discussion and Analysis or Plan of Operation contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases, you can identify forward-looking statements by the use of words such as “may”, “will”, “should”, “anticipate”, “believe”, “expect”, “plan”, “future”, “intend”, “could”, “estimate”, “predict”, “hope”, “potential”, “continue”, or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including, but not limited to, the matters discussed in this report under the caption “Risk Factors”. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this prospectus. We undertake no obligation to publicly update any forward looking-statements, whether as a result of new information, future events or otherwise.

  The following table provides selected financial data about us for the period from inception (August 24, 2006) through January 31, 2007 and for the fiscal year ended January 31,, 2008. For detailed financial information, see the audited Financial Statements included in this prospectus.

The following table provides selected financial data about us for the period from inception (August 24, 2006) through January 31, 2007 and for the fiscal year ended January 31, 2008.  For detailed financial information, see the audited Financial Statements included in this prospectus.

Balance Sheet Data: 1/31/07

Cash	$7,938
Total assets	$19,984
Total liabilities	$6,330
Shareholders' equity	$13,654

Balance Sheet Data: 1/31/08

Cash	$18,087
Total assets	$60,016
Total liabilities	$37,643
Shareholders' equity	$22,373

Operating Data: 1/31/07

Revenue	$35,024

Operating Expenses	$26,513
Net Income	$8,511

Operating Data: 1/31/08

Revenue	$94,255

Operating Expenses	$110,493
Net Income	$(13,081)

Results of Operations

         We have a limited operating history. We were incorporated in December, 2006. In January, 2007, we acquired all of the issued and outstanding shares of No Worries Managed Network Services, Inc., a Colorado corporation which was formed in August, 2006 to provide information technology service support to business organizations. No Worries Managed Network Services, Inc. was owned by our President, who exchanged all of his common stock in No Worries Managed Network Services, Inc. in a tax-free exchange for a majority of the common shares of the Company. As a result of the transaction, No Worries Managed Network Services, Inc. is now our wholly-owned subsidiary.

      We have been profitable from inception (August 24, 2006) through January 31, 2007.  We had a net loss for the fiscal year ended January 31, 2008 our first full fiscal year. As a result, we cannot guarantee that we will be able to sustain profitability.

       From inception (August 24, 2006) through January 31, 2007, sales were $35,024.

From inception (August 24, 2006) through January 31, 2007, operating expenses, which includes depreciation and general and administrative expenses was $26,513. The major components of operating expenses include salaries, professional fees, consisting of legal and accounting expenses, and telephone expenses. The Company is provided office space on a rent free basis by an officer. The Company records rent expense of $250 per month under the arrangement. Rent expense for the period ended January 31, 2007 was $1,250.

As a result of the foregoing, we had net income of $8,511 ($0.00 per share) from inception (August 24, 2006) through January 31, 2007.

Our revenues were $94,255 for the fiscal year ended January 31, 2008.

Operating expenses, which includes depreciation and general and administrative expenses for the fiscal year ended January 31, 2008 was $110,493. The major components of operating expenses include salaries, professional fees, consisting of legal and accounting expenses, and telephone expenses. The Company is provided office space on a rent free basis by an officer. The Company records rent expense of $250 per month under the arrangement. Rent expense for the periods ended January 31, 2008 was $3,000.

       As a result of the foregoing, we had net loss of $13,081 ($0.00 per share) for the fiscal year ended January 31, 2008.

Our revenues increased significantly in the fiscal year ended January 31, 2008 compared to the period through January 31, 2007 primarily as a result of new clients. Our ability to attract new clients is related to our marketing efforts, including referrals.

      Our operating expenses increased as revenues improved. The largest expense, in general and administrative in fiscal years 2007 and 2008, was a result of salary to Mr. Reeh. We paid Mr. Reeh a salary of $61,100 in the fiscal year ended January 31, 2008.  The remaining material general and administrative expenses were automobile expenses and legal and accounting fees. We also recorded a $3,000 rent expense, which was not a cash expense. Since we have no plans to raise Mr. Reeh’s salary in the coming fiscal year, we believe that approximately $200,000 in revenues per year will cause us to operate at break even, or perhaps a profit.  Hence each additional sale and correspondingly the gross profit of such sale have minimal offsetting overhead cost. Thus, additional sales should become a profit at a higher return on sales rates as a result of not needing to expand overhead at the same pace.

           We plan to make every effort to keep operating expenses constant as our revenues develop. Each additional sales or service and correspondingly the gross profit of such sale or service should have minimal offsetting operating expenses. Thus, additional sales could become profit at a higher return on sales rate as a result of not needing to expand operating expenses at the same pace.

      Based upon our current plans and recent operational history, we believe that that cash generated from operations and from working capital will be sufficient for the foreseeable future to fund our operations at our currently forecasted levels. To try to operate at a break-even level based upon our current level of anticipated business activity, we believe that we must generate approximately $200,000 in revenue per year on an annual basis for our fiscal year ended January 31, 2009. However, if our forecasts are inaccurate, we will need to raise additional funds. On the other hand, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations. In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services and products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business.

Liquidity and Capital Resources

As of January 31, 2008, we had cash or cash equivalents of $18,087 compared to $ 7,938 in cash or cash equivalents as of January 31, 2007.

Net cash used by operating activities was $8,534 for the fiscal year ended January 31, 2008 compared to cash provided by operating activities of $19,279 from inception (August 24, 2006) through January 31, 2007.

Net cash used for investing activities was $39,038 for the fiscal year ended January 31, 2008 compared to $10,009 from inception (August 24, 2006) through January 31, 2007. In the fiscal year ended January 31, 2008, we purchased a vehicle for business for $35,623, to be used in our operations. Over the next twelve months we do not expect any substantial capital costs.

Net cash provided by financing activities was $57,721 for the fiscal year ended January 31, 2008 compared to net cash used by financing activities $1,332 from inception (August 24, 2006) through January 31, 2007. These cash flows were all related borrowings and to sales of our stock. In August, 2007, we completed a registered offering of our common shares under the provisions of the Colorado securities laws and under an exemption from the federal securities laws. We sold a total of 66,100 common shares at a price of $0.50 per share to a total of fifty-four investors. We raised a total of $33,050 in this offering. We sold these shares to finance our transition to a public company and for working capital. We believe that this registered offering has given sufficient liquidity to operate profitably for the next twelve months.

         We believe that we have sufficient capital in the short term for our current level of operations. This is because we believe that we can attract sufficient product sales and services within our present organizational structure and resources to become profitable in our operations. We can control the substantial part of our expenses by foregoing the hiring of extra personnel and plan to use this to adjust our expenses. If we are unsuccessful in adequately adjusting our expenses, which we do not foresee at this time, we may need additional financing of some type, which we do not now possess, to continue our operations.

         Additional resources would be needed to expand into additional locations, which we have no plans to do at this time. We do not anticipate needing to raise additional capital resources in the next twelve months.

         Our principal source of liquidity will be our operations. We expect variation in revenues to account for the difference between a profit and a loss. Also business activity is closely tied to the economy of Denver and the U.S. economy. In any case, we try to operate with minimal overhead. Our primary activity will be to seek to develop clients and, consequently, our sales. If we succeed in expanding our client base and generating sufficient sales, we will become profitable. We cannot guarantee that this will ever occur. Our plan is to build our company in any manner which will be successful.

Plan of Operation

Our plan for the next twelve months immediately is to operate at a profit or at break even. Our plan is to attract sufficient additional product sales and services within our present organizational structure and resources to become profitable in our operations.

Currently, we are conducting business in only one location in the Denver Metropolitan area. We have no plans to expand into other locations or areas. We believe that the timing of the completion of the milestones needed to become profitable can be achieved as we are presently organized with sufficient business.

Other than the shares offered by last offering no other source of capital has been identified or sought.

      If we are not successful in our operations we will be faced with several options:

1.	Cease operations and go out of business;

2.	Continue to seek alternative and acceptable sources of capital;

3.	Bring in additional capital that may result in a change of control; or

4.	Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources

Currently, we believe that we have sufficient capital or access to capital to implement our proposed business operations or to sustain them for the next twelve months. If we can sustain profitability, we could operate at our present level indefinitely.

To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

Proposed Milestones to Implement Business Operations

      At the present time, we are operating from one location in the Denver Metropolitan area. Our plan is to keep our operation profitable through the end of our fiscal year. We estimate that we must generate approximately $200,000  in sales per year to be profitable in the fiscal year ended January 31, 2009.

       We have been profitable from inception (August 24, 2006) through January 31, 2007. For the fiscal year ended January 31, 2008, we had a net loss.  We believe that we can be profitable in our second fiscal year, assuming sufficient sales. Based upon our current plans, we have adjusted our operating expenses so that cash generated from operations is expected to be sufficient for the foreseeable future to fund our operations at our currently forecasted levels. To try to operate at a break-even level based upon our current level of anticipated business activity, we believe that we must generate approximately $200,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds. On the other hand, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations. In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services and products, appropriate responses to competitive pressures, or the acquisition of complementary businesses, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

We might incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. However, we cannot guarantee that we will be successful in continuing to generate sufficient revenues or other funds in the future to cover our operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business

No commitments to provide additional funds have been made by management or current shareholders. There is no assurance that additional funds will be made available to us on terms that will be acceptable, or at all, if and when needed. We expect to continue to generate and increase sales, but there can be no assurance we will generate sales sufficient to continue operations or to expand.

            We also are planning to rely on the possibility of referrals from clients and will strive to satisfy our clients. We believe that referrals will be an effective form of advertising because of the quality of service that we bring to clients. We believe that satisfied clients will bring more and repeat clients.
In the next twelve months, we do not intend to spend any material funds on research and development and do not intend to purchase any large equipment.

Critical Accounting Policies

Note 1 to the accompanying audited financial statements for the periods ended January 31, 2007 and 2008, included elsewhere in this Prospectus, discusses the application of our critical accounting policies. Our reported results are impacted by the application of those accounting policies, certain of which require management to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations. For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Specific risks associated with these critical accounting policies are described in Note 1 to the accompanying audited financial statements for the periods ended January 31, 2007 and 2008, included elsewhere in this Prospectus.

Recently Issued Accounting Pronouncements

         We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

Seasonality

         We do not expect our sales to be impacted by seasonal demands for our products and services.

ITEM 7. FINANCIAL STATEMENTS.

Our consolidated financial statements of commencing on page F-1 are included with this prospectus.  These financial statements have been prepared on the basis of accounting principles generally accepted in the United States and are expressed in US dollars.

LG HOLDING CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2007 and
January 31, 2008

LG HOLDING CORPORATION
Consolidated Financial Statements

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets	F-2
Consolidated statements of operation	F-3
Consolidated statements of stockholders' equity	F-4
Consolidated statements of cash flows	F-5
Notes to consolidated financial statements	F-7

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
LG Holding Corporation
Greenwood Village, Colorado

I have audited the accompanying consolidated balance sheet of LG Holding Corporation as of January 31, 2007 and 2008, and the related consolidated statements of operations, stockholders' equity and cash flows for the period from August 24, 2006 (inception) through January 31, 2007, and for the year ended January 31, 2008. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LG Holding Corporation as of January 31, 2007 and 2008, and the related consolidated statements of operations, stockholders' equity and cash flows for the period from August 24, 2006 (inception) through January 31, 2007, and for the year ended January 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements the Company has suffered a loss from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado                            /s/ Ronald R. Chadwick, P.C.
March 28, 2008                                  RONALD R. CHADWICK, P.C.

LG HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS

	Jan. 31, 2007	Jan. 31, 2008
ASSETS

Current assets
Cash	$7,938	$18,087
Accounts receivable	415	100
Total current assets	8,353	18,187

Deferred offering costs	5,000
Fixed assets	10,009	48,169
Less accumulated depreciation	(3,378)	(6,340)
	11,631	41,829

Total Assets	$19,984	$60,016

LIABILITIES &
STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$1,652	$3,668
Accrued interest payable		54
Related party payables	4,678
Notes payable - current portion		6,889
Total current liabilties	6,330	10,611

Notes payable		27,032
Total Liabilities	6,330	37,643

Stockholders' Equity
Preferred stock, $.01 par value;
1,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
29,825,000 shares (2007) and
29,891,100 shares (2008) issued
and outstanding	29,825	29,891
Additional paid in capital	(14,050)	7,684
Accumulated deficit	(2,121)	(15,202)

Total Stockholders' Equity	13,654	22,373

Total Liabilities and Stockholders' Equity	$19,984	$60,016

The accompanying notes are an integral part of the consolidated financial statements.

LG HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Period From
	Aug. 24, 2006
	(Inception)
	Through	Year Ended
	Jan. 31, 2007	Jan. 31, 2008

Revenue	$35,024	$94,255

Operating expenses:
Depreciation	3,378	7,218
Donated office space	1,250	3,000
General and administrative	21,885	100,275
	26,513	110,493
Operating - other:
Gain on asset sales		3,378

Gain (loss) from operations	8,511	(12,860)

Other income (expense):
Interest expense		(221)
	-	(221)

Income (loss) before
provision for income taxes	8,511	(13,081)

Provision for income tax	-	-

Net income (loss)	$8,511	$(13,081)

Net income (loss) per share
(Basic and fully diluted)	$0.00	$(0.00)

Weighted average number of
common shares outstanding	28,010,000	29,891,100

The accompanying notes are an integral part of the consolidated financial statements.

LG HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock				Stock-
		Amount	Paid In	Accumulated	holders'
	Shares (1)	($.001 Par)	Capital	Deficit	Equity

Balances at August 24, 2006 (Inception)	-	$-	$-	$-	$-

Stock issued for cash	26,800,000	26,800	(26,500)		300

Compensatory stock issuances	225,000	225			225

Stock issued for cash	2,800,000	2,800	11,200		14,000

Distributions				(10,632)	(10,632)

Donated office space			1,250		1,250

Gain (loss) for the period				8,511	8,511

Balances at January 31, 2007	29,825,000	$29,825	$(14,050)	$(2,121)	$13,654

Stock issued for cash, net of deferred
offering costs of $5,000 in 2006
and $9,250 in 2007	66,100	66	18,734		18,800

Donated office space			3,000		3,000

Gain (loss) for the period				(13,081)	(13,081)

Balances at January 31, 2008	29,891,100	$29,891	$7,684	$(15,202)	$22,373

(1) As restated for a 268 for 1 recapitalization on December 5, 2006.

The accompanying notes are an integral part of the consolidated financial statements.

LG HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Period From
	Aug. 24, 2006
	(Inception)
	Through	Year Ended
	Jan. 31, 2007	Jan. 31, 2008
Cash Flows From Operating Activities:
Net income (loss)	$8,511	$(13,081)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Depreciation	3,378	7,218
Accounts receivable	(415)	315
Accrued payables	1,652	2,070
Related party payables	4,678	(4,678)
Donated office space	1,250	3,000
Gain on sale of equipment		(3,378)
Compensatory stock issuances	225	-
Net cash provided by (used for)
operating activities	19,279	(8,534)

Cash Flows From Investing Activities:
Fixed asset purchases	(10,009)	(44,538)
Fixed asset sales		5,500
Net cash provided by (used for)
investing activities	(10,009)	(39,038)

(Continued On Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

LG HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued From Previous Page)

	Period From
	Aug. 24, 2006
	(Inception)
	Through	Year Ended
	Jan. 31, 2007	Jan. 31, 2008

Cash Flows From Financing Activities:
Notes payable - borrowings		35,623
Notes payable - payments		(1,702)
Deferred offering costs	(5,000)	(9,250)
Sales of common stock	14,300	33,050
Distributions	(10,632)
Net cash provided by (used for)
financing activities	(1,332)	57,721

Net Increase (Decrease) In Cash	7,938	10,149

Cash At The Beginning Of The Period	-	7,938

Cash At The End Of The Period	$7,938	$18,087

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

LG HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2007 and 2008

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

LG Holding Corporation (the “Company”), was incorporated in the State of Colorado on December 5, 2006. The Company was formed to act as a holding corporation for No Worries Managed Network Services, Inc., a Colorado corporation actively engaged in providing computer operation and repair support services. The Company may also engage in any other business permitted by law, as designated by the Board of Directors of the Company. No Worries Managed Network Services, Inc. was incorporated in the State of Colorado on August 24, 2006. On December 5, 2006, in an acquisition classified as a transaction between parties under common control, LG Holding Corporation acquired all the outstanding common shares of No Worries Managed Network Services, Inc. (26,800,000 LG Holding Corporation common shares were issued for 100,000 common shares of No Worries Managed Network Services, Inc.), making No Worries Managed Network Services, Inc. a wholly owned subsidiary of LG Holding Corporation. The results of operations of LG Holding Corporation and No Worries Managed Network Services, Inc. have been consolidated from December 5, 2006 forward.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of LG Holding Corporation and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Fiscal year

The Company employs a fiscal year ending January 31.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

LG HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2007 and 2008

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Income tax

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (“SFAS 109”). Under SFAS 109 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.

Revenue recognition

Revenue is recognized on an accrual basis as earned under contract terms.

Property and equipment

Property and equipment are recorded at cost and depreciated under accelerated methods over each item's estimated useful life. The Company's fixed assets at January 31, 2007 consisted of office equipment of $3,631 and vehicles of $6,378, with corresponding accumulated depreciation of $3,378, and at January 31, 2008 of office equipment of $12,546 and vehicles of $35,623, with corresponding accumulated depreciation of $6,340.

Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents and accrued payables, as reported in the accompanying balance sheet, approximates fair value.

LG HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2007 and 2008

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Recent Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156 "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The Company has adopted the provisions of SFAS No. 156, which are effective in general for an entity's fiscal year beginning after September 15, 2006. The adoption did not have a material effect on the results of operations of the Company.

In December 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”, to improve consistency and comparability in fair value measurements, and to expand related disclosures. The Company has adopted the provisions of SFAS No. 157, which are effective for financial statements for fiscal years beginning after November 15, 2007. The adoption did not have a material effect on the results of operations of the Company.

NOTE 2. RELATED PARTY TRANSACTIONS

The Company through November 2007 carried a vehicle asset of $6,378 which was titled in the name of the Company's President. The vehicle was used primarily for Company business, and was sold to an outside party in November 2007 with the Company recognizing a gain on the transaction of $3,378. In October 2007 the Company purchased another vehicle for business for $35,623, which is also held in the President’s name due to Company credit limitations. At January 31, 2008 the Company owed a finance company $33,921 in connection with the vehicle purchase. The vehicle has been recorded as a Company asset pursuant to FIN 46(R).

The Company is provided office space on a rent free basis by an officer. The Company records rent expense of $250 per month under the arrangement. Rent expense for the years ended January 31, 2007 and 2008 was $1,250 and $3,000.

LG HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2007 and 2008

NOTE 3. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur. The Company accounts for income taxes pursuant to SFAS 109. Until January 2006, the Company's subsidiary, No Worries Managed Network Services, Inc. operated as an S-Corporation for tax purposes. At January 31, 2007 and 2008, the Company had approximately $6,714 and $19,800 in unused federal net operating loss carryforwards, which begin to expire principally in the year 2027. A deferred tax asset of approximately $1,300 and $4,000 resulting from the loss carryforward has been offset by a 100% valuation allowance. The change in the valuation allowance in fiscal year 2007 and 2008 was approximately $1,300 and $2,600.

NOTE 4. STOCKHOLDERS’ EQUITY

The Company in August 2007 closed escrow on the sale of 66,100 shares of its common stock at $.50 per share, or $33,050, under a Colorado Form RL offering. The deferred offering cost asset reported on the balance sheet of $5,000 at January 31, 2007 resulted from costs associated with the Form RL offering. The costs of the offering through the August 2007 closing amounted to approximately $14,250, resulting in net proceeds to the Company of $18,800.

NOTE 5. GOING CONCERN

The Company has suffered a loss from operations that raises substantial doubt about the Company’s ability to continue as a going concern. The Company may raise additional capital through the sale of its equity securities, through offerings of debt securities, or through borrowings from financial institutions. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

NOTE 6. STOCK OFFERING

The Company is currently planning to register up to 63,100 shares of its common stock for resale by selling shareholders, under cover of a Form S-1. The Company will receive no proceeds from the sale of the 63,100 shares of common stock. The costs of this offering will be paid by the Company, and will be reported as an expense.

ITEM 8. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 8A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report on Form 10-KSB, we evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). That evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in its periodic SEC filings.

Changes in Internal Control over Financial Reporting

We have made no significant change in our internal control over financial reporting during the most recent fiscal quarter covered by this annual report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

Nothing to report.
PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE   WITH SECTION 16(a) OF THE EXCHANGE ACT.

Set forth below are the names of the directors and officers of the Company, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

Name	Age	Positions and Offices Held

Allan Reeh	33	President, Chief Executive Officer, Treasurer, Chief Financial Officer and Director
Jay Dee Wright	33	Secretary and Director

         Our Directors will serve in such capacity until our next annual meeting of shareholders and until their successors have been elected and qualified. The officers serve at the discretion of our Directors. Neither Director is related to the other. There are no arrangements or other understandings between any of our directors or officers or any other person pursuant to which any officer or director was or is to be selected as an officer or director. Neither of our Directors can be considered to be independent. Mr. Reeh is the major shareholder and Mr. Wright is a close friend of Mr. Reeh’s and was voted in as a Director by Mr. Reeh.

      Mr. Reeh has been our President, Treasurer and a Director since our inception. He began No Worries Managed Network Services in August, 2006. Prior to that time, he worked as an information technology technician for Stareon Solutions Group for more than five years. Mr. Reeh has a diploma from Kennedy High School in Denver, Colorado.

      Mr. Wright has been our Secretary and a Director since our inception. He currently works as a corporate tax accountant for St. Mary Land & Exploration Company, a natural resources company, and has been with this organization since 2005.  Prior to that time, he was with Knowledge Learning Corporation as a regional field accounting representative from 2003 to 2005. From 2000 to 2003, he was an information technology technician for Stareon Solutions Group. He graduated with a BA in Business Finance from the University of Colorado at Denver.

Family Relationships

There are no family relationships among our directors and executive officers. No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it. No director or executive officer has been convicted of a criminal offense within the past five years or is the subject of a pending criminal proceeding. No director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities. No director or officer has been found by a court to have violated a federal or state securities or commodities law.

Committees of the Board of Directors

There are no committees of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires our officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Additionally, Item 405 of Regulation S-B under the 34 Act requires us to identify in its Form 10-KSB and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. We have nothing to report in this regard.

Code of Ethics

Our Board of directors has not adopted a code of ethics but plans to do so in the future.

Options/SAR Grants and Fiscal Year End Option Exercises and Values

We have not had a stock option plan or other similar incentive compensation plan for officers, directors and employees, and no stock options, restricted stock or SAR grants were granted or were outstanding at any time.

Item 10. EXECUTIVE COMPENSATION

None of our officers or director received or was entitled to receive remuneration in excess of $100,000 for the fiscal years ended January 31, 2007 or 2008. We were formed as a Colorado business entity in December, 2006. Our original operations began in August, 2006.

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Allan Reeh	2008	$61,100	-0-	-0-	-0-	-0-	-0-	-0-	$61,100
Chief Executive	2007(1)	$17,856	-0-	-0-	-0-	-0-	-0-	-0-	$17,856
Officer	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

______________

(1)
For the fiscal year ended January 31, 2008. This represents salary paid to Mr. Reeh. This salary was paid to him under an oral agreement with us. This salary is paid pro rata every two weeks. He received no other form of compensation during this period.

 No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees. Other than the salary, we have no compensation agreement or arrangement with Mr. Reeh, written or oral. We have no plans to pay Mr. Reeh any additional or different form of compensation at this time.

Neither of our directors receives any compensation as a result of acting as a director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following sets forth the number of shares of our $.0.001 par value common stock beneficially owned by (i) each person who, as of March 31, 2008, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 29,891,100 common shares were issued and outstanding as of March 31, 2008.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)(2)	Percent of Class

Allan Reeh(3)	26,802,000	89.7%
3413 S Ammons Street #22-6
Lakewood, CO 80227

Jay Dee Wright(4)	26,000	.09%
3413 S Ammons Street #22-6
Lakewood, CO 80227

All Officers and Directors as a Group (two persons)	26,828,000	89.75%
_____________________________

(1)	All ownership is beneficial and of record, unless indicated otherwise.

(2)	Beneficial owners listed above have sole voting and investment power with respect to the shares shown.

(3)	Includes 1,000 shares owned in the name of Mr. Reeh and 1,000 shares owned in the name of Mr. Reeh’s wife, which each purchased in our recent Offering.

(4)	Includes 1,000 shares owned in the name of Mr. Wright, which he purchased in our recent Offering.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Through November 2007, we carried a vehicle of $6,378 which was titled in the name of our President, Mr. Reeh. We owed our President’s father a payable in connection with the vehicle purchase. This amount was owed under an oral agreement. The vehicle was used primarily for our business and was sold to an outside party in November 2007. We paid off our President’s father a payable and recognized a gain on the transaction of $3,378. In October 2007 we purchased another vehicle for business for $35,623, which is also held in our President’s name because of our lack of credit history. At January 31, 2008 we owed a finance company $33,921 in connection with the vehicle purchase. The vehicle has been recorded as our asset

Mr. Reeh provides office space on a rent free basis to us. We record a rent expense of $250 per month under the arrangement which is not a cash payment. Rent expense for the years ended January 31, 2007 and 2008 was $1,250 and $3,000, respectively.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

The following financial information is filed as part of this report:

(a)        (1) FINANCIAL STATEMENTS

(2) SCHEDULES

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit No.	Description
3.1*	Articles of Incorporation of LG HOLDING CORPORATION
3.2*	Bylaws of LG HOLDING CORPORATION
21.1*	List of Subsidiaries
31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906

* Previously filed

                 (b)       Reports on Form 8-K. No reports have ever been filed under cover of Form 8-K.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our financial statements from inception (August 24, 2006) through January 31, 2007 and for the fiscal year ended January 31, 2008, along with the related consolidated statements of operations, stockholders’ equity and cash flows have been audited by Ronald R. Chadwick, P.C., of Aurora, Colorado, independent registered public accounting firm, to the extent and for the period set forth in their report, and are set forth in this prospectus in reliance upon such report given upon the authority of them as experts in auditing and accounting.

Our independent auditor, Ronald R. Chadwick, P.C., Certified Public Accountants, billed an aggregate of $0 inception (August 24, 2006) through January 31, 2007 and $6,800 for the year ended January 31, 2008 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports.

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 28, 2008.

LG HOLDING CORPORATION

By:	/s/ Allan Reeh
Allan Reeh
Chief Executive Officer and President (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: April 28, 2008	By:	/s/ Allan Reeh
Allan Reeh
Director

Date: April 28, 2008	By:	/s/ Jay Dee Wright
Jay Dee Wright
Director