Form 10QSB
period 2008-04-30
LG Holding Corp
filed 2008-06-16
CIK 1411085

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   April 30, 2008

Commission File No. 000-53185

LG HOLDING CORPORATION
 (Exact Name of Small Business Issuer as specified in its charter)

Colorado	20-8025365
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

3414 S. Ammons Street#22-6
Lakewood, CO	80227
(Address of principal executive offices)	(zip code)

(720) 323-2592
 (Registrant's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes [ ]    No [X]

The aggregate market value of the voting stock held by non-affiliates cannot be computed because the Company’s securities do not trade in any market. The number of shares outstanding of the Registrant's common stock, as of the latest practicable date:  June 13, 2008, was 29,891,100.

Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [X]

FORM 10-QSB

By LG Holdings Corporation

PART I  FINANCIAL INFORMATION

For purposes of this document, unless otherwise indicated or the context otherwise requires, all references herein to “LG,” “we,” “us,” and “our,” refer to LG HOLDING CORPORATION, a Colorado corporation and wholly-owned subsidiary of No Worries Managed Network Services, Inc..

ITEM 1.  FINANCIAL STATEMENTS

LG HOLDING CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended April 30, 2008

TABLE OF CONTENTS

Page

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheet	1
Consolidated statements of operation	2
Consolidated statements of cash flows	3
Notes to consolidated financial statements	5

LG HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

April 30, 2008
ASSETS

Current assets
Cash	$16,632
Total current assets	16,632

Fixed assets	48,169
Less accumulated depreciation	(9,428)
38,741

Total Assets	$55,373

LIABILITIES &
STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$2,778
Accrued interest payable	54
Notes payable - current portion	5,179
Total current liabilties	8,011

Notes payable	27,032
Total Liabilities	35,043

Stockholders' Equity
Preferred stock, $.01 par value;
1,000,000 shares authorized;
no shares issued and outstanding	-
Common stock, $.001 par value;
50,000,000 shares authorized;
29,891,100 shares issued
and outstanding	29,891
Additional paid in capital	7,684
Accumulated deficit	(17,245)

Total Stockholders' Equity	20,330

Total Liabilities and Stockholders' Equity	$55,373

The accompanying notes are an integral part of the consolidated financial statements.

LG HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	April 30, 2007	April 30, 2008

Revenue	$22,775	$29,869

Operating expenses:
Depreciation	1,043	3,088
Donated office space	750
General and administrative	16,190	28,666
	17,983	31,754

Gain (loss) from operations	4,792	(1,885)

Other income (expense):
Interest expense		(158)
	-	(158)

Income (loss) before
provision for income taxes	4,792	(2,043)

Provision for income tax	-	-

Net income (loss)	$4,792	$(2,043)

Net income (loss) per share
(Basic and fully diluted)	$0.00	$(0.00)

Weighted average number of
common shares outstanding	29,825,000	29,891,100

The accompanying notes are an integral part of the consolidated financial statements.

LG HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	April 30, 2007	April 30, 2008
Cash Flows From Operating Activities:
Net income (loss)	$4,792	$(2,043)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Depreciation	1,043	3,088
Accounts receivable	(110)	100
Accrued payables	2,558	(890)
Related party payables	(2,500)
Donated office space	750
Net cash provided by (used for)
operating activities	6,533	255

Cash Flows From Investing Activities:
Net cash provided by (used for)
investing activities	-	-

 (Continued On Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

LG HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

	Three Months	Three Months
	Ended	Ended
	April 30, 2007	April 30, 2008

Cash Flows From Financing Activities:
Notes payable - payments		(1,710)
Deferred offering costs	(2,500)
Net cash provided by (used for)
financing activities	(2,500)	(1,710)

Net Increase (Decrease) In Cash	4,033	(1,455)

Cash At The Beginning Of The Period	7,938	18,087

Cash At The End Of The Period	$11,971	$16,632

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$158
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

LG HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

LG Holding Corporation (the “Company”), was incorporated in the State of Colorado on December 5, 2006. The Company was formed to act as a holding corporation for No Worries Managed Network Services, Inc., a Colorado corporation actively engaged in providing computer operation and repair support services.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of LG Holding Corporation and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary.

Property and equipment

Property and equipment are recorded at cost and depreciated under straight line or accelerated methods over each item's estimated useful life.

Revenue recognition

Revenue is recognized on an accrual basis as earned under contract terms.

LG HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

Financial Instruments

The carrying value of the Company’s financial instruments, as reported in the accompanying balance sheet, approximates fair value.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in, Item 1 in this Quarterly Report on Form 10-QSB. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.

Forward-Looking Statements

This Quarterly Report on Form 10-QSB and the documents incorporated herein by reference contain forward-looking. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Report on Form 10-KSB, Form 10-QSB and any Current Reports on Form 8-K.

Risk Factors

You should carefully consider the risks and uncertainties described below; and all of the other information included in this document. Any of the following risks could materially adversely affect our business, financial condition or operating results and could negatively impact the value of your investment.

You should carefully consider the risks and uncertainties described below and the other information in this document before deciding to invest in shares of our common stock.

The occurrence of any of the following risks could materially and adversely affect our business, financial condition and operating result. In this case, the trading price of our common stock could decline and you might lose all or part of your investment.

RISKS ASSOCIATED WITH OUR COMPANY:

WE WERE PROFITABLE IN PRIOR FISCAL QUARTERS BUT WE WERE NOT PROFITABLE IN OUR MOST RECENT FISCAL QUARTER, AS A RESULT, THERE IS NO WAY TO KNOW WHETHER WE CAN SUSTAIN PROFITABILITY.

We were formed as a Colorado business entity in December, 2006. Our subsidiary is a Colorado company formed in August, 2006. We do not have an extended history of operations. We had a net loss of $2,043 for the three months ended April 30, 2008 on total revenues of $29,869 for the three months ended April 30, 2008.  However, we had a net profit of $4,792 on total revenues of $22,775 for the three months ended April 30, 2007.  As a result, we cannot guarantee that we will be able to sustain profitability.  While we have had a short history of profits, we sustained a loss this last fiscal quarter because we were unable to generate sufficient revenues to cover our higher level of expenses.  Our sales depend upon the number of customers we can generate.  While we were profitable in prior fiscal quarters, we cannot guarantee that we will continue to be a profitable company. We may never sustain profitability, and, as a result, we could go out of business.

BECAUSE WE HAVE INCURRED AN OPERATING LOSS FOR THE FISCAL YEAR ENDED JANUARY 31, 2008, OUR ACCOUNTANTS HAVE EXPRESSED DOUBTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

For the three months ended January 31, 2008, our accountants have expressed doubt about our ability to continue as a going concern as a result of our net loss. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

We presently have no substantial liquidity. We are only minimally capitalized. We were  profitable from inception (December 5, 2006) through April 30, 2007.  We had a net loss for the fiscal year ended January 31, 2008, our first full fiscal year and have sustained a net loss for the three months ended April 30, 2008.  We plan to adjust our expenses as necessary to prevent cash flow or liquidity problems.  We can control the substantial part of our expenses by foregoing the hiring of extra personnel and plan to use this to adjust our expenses. If we are unsuccessful in adequately adjusting our expenses, which we do not foresee at this time, we may need additional financing of some type, which we do not now possess, to continue our operations. We expect to rely principally upon recent private placement offering  completed in August, 2007, in which we raised a total of $33,050, and our ability to operate at a profit, the success of which cannot be guaranteed. To the extent that we experience a substantial lack of liquidity, our development in accordance with our proposed plan may be delayed or indefinitely postponed, which could mean that a shareholder’s investment might never become valuable or could become worthless.

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

Of our total outstanding shares as of June 13, 2008, a total of 29,891,100, Or approximately 99%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

Overview and History

We are a Colorado corporation. In January, 2007, we acquired all of the issued and outstanding shares of No Worries Managed Network Services, Inc., a Colorado corporation which was formed in August, 2006 to provide information technology service support to business organizations. No Worries Managed Network Services, Inc. was owned by our President, who exchanged all of his common stock in No Worries Managed Network Services, Inc. in a tax-free exchange for a majority of the common shares of the Company. As a result of the transaction, No Worries Managed Network Services, Inc. is now our wholly-owned subsidiary.

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

Results of Operations

              We were profitable from inception (December 5 2006) through January 31, 2007.  We had a net loss for the fiscal year ended January 31, 2008 our first full fiscal year and for the last three months ended April 30, 2008. As a result, we cannot guarantee that we will be able to sustain profitability.

For the three months ended April 30, 2008, sales were $29,869.  Over the same period in 2007 sales were $22,775.

For the three months ended April 30, 2008, operating expenses, which includes depreciation and general and administrative expenses was $31,754. The major components of operating expenses include salaries, professional fees, consisting of legal and accounting expenses, and telephone expenses. The Company is provided office space on a rent free basis by an officer. Over the same period in 2007 operating expenses were $17,983.

             As a result of the foregoing, we had net loss of $2,043 ($0.00 per share) for the three months ended April 30, 2008.  We had a net profit of $4,792, $0.00 per share, for the three months ended April 30, 2007.

            Our revenues increased modestly for the three month period ended April 30, 2008 compared to the period ended April 30, 2007 primarily as a result of new clients. Our ability to attract new clients is related to our marketing efforts, including referrals.

                Our operating expenses increased as revenues improved. The largest expense, in general and administrative in fiscal quarters ended April 30, 2007 and 2008, was a result of salary to Mr. Reeh. We paid Mr. Reeh a salary of $61,100 in the fiscal year ended January 31, 2008.  The remaining material general and administrative expenses were automobile expenses and legal and accounting fees. Since we have no plans to raise Mr. Reeh’s salary in the coming fiscal year, we believe that approximately $200,000 in revenues per year will cause us to operate at break even, or perhaps a profit.  Hence each additional sale and correspondingly the gross profit of such sale have minimal offsetting overhead cost. Thus, additional sales should become a profit at a higher return on sales rates as a result of not needing to expand overhead at the same pace.

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

Liquidity and Capital Resources

As of April 30, 2008, we had cash or cash equivalents of $16,632 compared to $ 11,971 in cash or cash equivalents as of April 30, 2007.

Net cash used by operating activities was $255 for the three months ended April 30, 2008 compared to cash provided by $6,533 for the similar period ended April 30, 2007.

Net cash used for investing activities was $0 for both periods ended April 30, 2007 and April 30, 2008.

Net cash provided by financing activities was ($1,710) for the three months ended April 30, 2008 compared to cash provided by ($2,500) for the similar period ended April 30, 2007.

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

                 We have been profitable from inception (December 5, 2006) through January 31, 2007. For the fiscal year ended January 31, 2008 and April 30, 2008, we had net losses.  However, we believe that we can be profitable in our second fiscal year, assuming sufficient sales. Based upon our current plans, we have adjusted our operating expenses so that cash generated from operations is expected to be sufficient for the foreseeable future to fund our operations at our currently forecasted levels. To try to operate at a break-even level based upon our current level of anticipated business activity, we believe that we must generate approximately $200,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds. On the other hand, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations. In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services and products, appropriate responses to competitive pressures, or the acquisition of complementary businesses, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

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

ITEM 3.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), our Chief Executive Officer and the Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the applicable time periods specified by the SEC’s rules and forms.

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

            There are no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 2.  CHANGES IN SECURITIES

 None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

 None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 None

ITEM 5.  OTHER INFORMATION

                None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.	Description

3.1	Articles of Incorporation of LG Holding Corporation*
3.2	Bylaws of LG Holding Corporation, Inc.*
4.1	Stock Specimen *
21.1	List of Subsidiaries*
31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906

            * Previously filed

Reports on Form 8-K

We made no filings under cover of Form 8K for the fiscal quarter ended April 30, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on June 16, 2008.

LG HOLDING CORPORATION, INC.

By:	/s/ Allan Reeh
Allan Reeh
Chief Executive Officer, Chief Financial Officer and President (principal executive officer and principal financial and accounting officer)