Form 10-Q
period 2008-07-31
LG Holding Corp
filed 2008-08-28
CIK 1411085

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended July 31, 2008

Commission File No. 000-53185

LG HOLDING CORPORATION
 (Exact Name of Small Business Issuer as specified in its charter)

Colorado	20-8025365
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

3413 S Ammons Street #22-6
Lakewood, CO	80227
(Address of principal executive offices)	(zip code)

(720) 323-2592
 (Registrant's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [X]    No []

FORM 10-Q

LG Holding Corporation

PART I  FINANCIAL INFORMATION

For purposes of this document, unless otherwise indicated or the context otherwise requires, all references herein to “LG,” “we,” “us,” and “our,” refer to LG HOLDING CORPORATION, a Colorado corporation and our wholly-owned subsidiary, No Worries Managed Network Services, Inc.

ITEM 1.  FINANCIAL STATEMENTS

LG HOLDING CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Quarter Ended July 31, 2008

TABLE OF CONTENTS

Page

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheet	4
Consolidated statements of operation	5
Consolidated statements of cash flows	6
Notes to consolidated financial statements	8

LG HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS

		July 31, 2008
	Jan. 31, 2008	(Unaudited)
ASSETS

Current assets
Cash	$18,087	$10,725
Accounts receivable	100
Total current assets	18,187	10,725

Deferred offering costs
Fixed assets	48,169	48,169
Less accumulated depreciation	(6,340)	(12,516)
	41,829	35,653

Total Assets	$60,016	$46,378

LIABILITIES &
STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$3,668	$3,468
Accrued interest payable	54	48
Related party payables
Notes payable - current portion	6,889	3,461
Total current liabilties	10,611	6,977

Notes payable	27,032	27,032
Total Liabilities	37,643	34,009

Stockholders' Equity
Preferred stock, $.01 par value;
1,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
29,891,100 shares issued
and outstanding	29,891	29,891
Additional paid in capital	7,684	7,684
Accumulated deficit	(15,202)	(25,206)

Total Stockholders' Equity	22,373	12,369

Total Liabilities and Stockholders' Equity	$60,016	$46,378

The accompanying notes are an integral part of the consolidated financial statements.

LG HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	July 31, 2007	July 31, 2008	July 31, 2007	July 31, 2008

Revenue	$22,613	$25,273	$45,388	$55,142

Operating expenses:
Depreciation	1,134	3,088	2,177	6,176
Donated office space	750		1,500
General and administrative	26,394	30,002	42,584	58,668
	28,278	33,090	46,261	64,844

Gain (loss) from operations	(5,665)	(7,817)	(873)	(9,702)

Other income (expense):
Interest expense		(144)		(302)
	-	(144)	-	(302)

Income (loss) before
provision for income taxes	(5,665)	(7,961)	(873)	(10,004)

Provision for income tax	-	-	-	-

Net income (loss)	$(5,665)	$(7,961)	$(873)	$(10,004)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	29,825,000	29,891,100	29,825,000	29,891,100

The accompanying notes are an integral part of the consolidated financial statements.

LG HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	July 31, 2007	July 31, 2008
Cash Flows From Operating Activities:
Net income (loss)	$(873)	$(10,004)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Depreciation	2,177	6,176
Accounts receivable	105	100
Accrued payables	5,317	(206)
Related party payables	(3,500)
Donated office space	1,500
Net cash provided by (used for)
operating activities	4,726	(3,934)

Cash Flows From Investing Activities:
Fixed assets	(2,939)
Net cash provided by (used for)
investing activities	(2,939)	-

(Continued On Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

LG HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

	Six Months	Six Months
	Ended	Ended
	July 31, 2007	July 31, 2008

Cash Flows From Financing Activities:
Notes payable - payments		(3,428)
Deferred offering costs	(3,750)
Net cash provided by (used for)
financing activities	(3,750)	(3,428)

Net Increase (Decrease) In Cash	(1,963)	(7,362)

Cash At The Beginning Of The Period	7,938	18,087

Cash At The End Of The Period	$5,975	$10,725

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$158
Cash paid for income taxes	$-	$-

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

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in, Item 1 in this Quarterly Report on Form 10-Q. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements.  Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management.  Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words, and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Annual Reports on Form 10-KSB, Quarterly reports on Form 10-Q and any Current Reports on Form 8-K.

Overview and History

We are a Colorado corporation. Our principal business address is 3413 S Ammons Street #22-6, Lakewood, CO 80227. Our telephone number is (720) 323-2592.  We were incorporated under the laws of the State of Colorado on December 5, 2006. We have active operations. Our business is to provide information technology service support to business organizations. We have no website, but our subsidiary, No Worries Managed Network Services, Inc.,  has a web site, www.noworriesmns.com.

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

As of July 31, 2008, we are comprised of one corporation with one wholly-owned subsidiary, No Worries Managed Network Services, Inc. All of our operations are conducted through No Worries Managed Network Services, Inc.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results of Operations

The following discussion involves our results of operations for the three months ending July 31, 2008 and for the six months ending July 31, 2008. This compares to the three months ending July 31, 2007 and for the six months ending July 31, 2007.

Comparing our operations, we had revenues of $25,273 for the three months ended July 31, 2008 and $22,613 for the three months ending July 31, 2007. We had $55,142 in revenues for the six months ending July 31, 2008 and $ 45,388 in revenues for the six months ending July 31, 2007.

Operating expenses, which include general and administrative expenses for the three months ended July 31, 2008  were $33,090 and $28,278 for the three months ended July 31, 2007. For the six months ending July 31, 2008 operating expenses were $64,844 and $46,261 for the six months ending July 31, 2007.

The major components of operating expenses include salaries, general and administrative, professional fees, and telephone expenses.

We believe that operating expenses in current operations should remain fairly constant as our revenues develop. Each additional sale or service and correspondingly the gross profit of such sale or service have minimal offsetting operating expenses. Thus, additional sales could become profit at a higher return on sales rate as a result of not needing to expand operating expenses at the same pace.

We had a net loss of $7,961 for the three months ended July 31, 2008 and $5,665 for the three months ended July 31, 2007.  We had a net loss of $10,004 for the six months ending July 31, 2008 and $873 for the six months ending July 31, 2007.

Our operating expenses increased as revenues improved. The largest expense, in general and administrative is the salary to Mr. Reeh. We paid Mr. Reeh a salary of $61,100 in the fiscal year ended January 31, 2008.  The remaining material general and administrative expenses were automobile expenses and legal and accounting fees. Since we have no plans to raise Mr. Reeh’s salary in the coming fiscal year, we believe that approximately $200,000 in revenues per year will cause us to operate at break even, or perhaps a profit.  Hence each additional sale and correspondingly the gross profit of such sale have minimal offsetting overhead cost. Thus, additional sales should become a profit at a higher return on sales rates as a result of not needing to expand overhead at the same pace.

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

Liquidity and Capital Resources

As of July 31, 2008, we had cash or cash equivalents of $10,725.

Net cash used for operating activities was $3,934 for the period ended July 31, 2008, compared to cash provided by operating activities of $4,726 for the period ended July 31, 2007. We anticipate that overhead costs in current operations will remain fairly constant as revenues develop.

Cash flows used or provided by investing activities was $-0- for the period ended July 31, 2008, compared to cash used for investing activities of $2,939 for the period ended July 31, 2007.

Cash flows used for financing activities was $3,428 for the period ended July 31, 2008, compared to cash used for financing activities of $3,750 for the period from inception through July 31, 2007. These cash flows were all related borrowings and to sales of our stock. In August, 2007, we completed a registered offering of our common shares under the provisions of the Colorado securities laws and under an exemption from the federal securities laws. We sold a total of 66,100 common shares at a price of $0.50 per share to a total of fifty-four investors. We raised a total of $33,050 in this offering. We sold these shares to finance our transition to a public company and for working capital. We believe that this registered offering has given sufficient liquidity to operate profitably for the next twelve months.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements with any party.

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

Critical Accounting Policies

Note 1 to the accompanying audited financial statements for the periods ended July 31, 2007 and 2008, included elsewhere in this document, discusses the application of our critical accounting policies. Our reported results are impacted by the application of those accounting policies, certain of which require management to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations. For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Specific risks associated with these critical accounting policies are described in Note 1 to the accompanying audited financial statements for the periods ended January 31, 2007 and 2008, included elsewhere in this Prospectus.

Recently Issued Accounting Pronouncements

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

Seasonality

We do not expect our sales to be impacted by seasonal demands for our products and services.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

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

This report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Identified in connection with the evaluation required by paragraph (d) of Rule 240.13a-15 or Rule 240.15d-15 of this chapter that occurred during the registrant’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

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

WE HAVE A LIMITED OPERATING HISTORY. WE WERE NOT PROFITABLE IN OUR MOST RECENT FISCAL YEAR OF OPERATION. HOWEVER, WE WERE PROFITABLE FROM INCEPTION THROUGH JANUARY 31, 2007. AS A RESULT, THERE IS NO WAY TO KNOW WHETHER WE CAN SUSTAIN PROFITABILITY.

We were formed as a Colorado business entity in December, 2006. Our subsidiary is a Colorado company formed in August, 2006. At the present time, we are only minimally capitalized and have limited operating activity. We do not have an extended history of operations. We had a net loss of $7,961 for the three months ended July 31, 2008 and $10,004 for the six months ended July 31, 2008. We had a net loss of $13,081 for the fiscal year ended January 31, 2008, our first full fiscal year. However, we had a net profit of $8,511 from inception through January 31, 2007. As a result, we cannot guarantee that we will be able to sustain profitability.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

  *Previously filed with Form SB-2 Registration Statement, October 10, 2007.

Reports on Form 8-K.  No reports have ever been filed under cover of Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 28, 2008.

LG Holding Corporation
By:	/s/ Allan Reeh
Allan Reeh , President and Chief Executive and Financial Officer