Form 10-Q
period 2008-10-31
LG Holding Corp
filed 2008-12-02
CIK 1411085

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended October 31, 2008

Commission File No. 000-53185

LG HOLDING CORPORATION
 (Exact Name of Registrant as specified in its charter)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes []     No [X]

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date:  December 1, 2008, was 29,891,100.

FORM 10-Q

LG Holding Corporation

PART I  FINANCIAL INFORMATION

For purposes of this document, unless otherwise indicated or the context otherwise requires, all references herein to “LG,” “we,” “us,” and “our,” refer to LG HOLDING CORPORATION, a Colorado corporation and our wholly-owned subsidiary, No Worries Managed Network Services, Inc.

ITEM 1.  FINANCIAL STATEMENTS

LG HOLDING CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended October 31, 2008

LG Holding Corporation

Consolidated Financial Statements

(Unaudited)

TABLE OF CONTENTS

Page

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheet	5
Consolidated statements of operation	6
Consolidated statements of cash flows	7
Notes to consolidated financial statements	9

LG HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS

		Oct. 31, 2008
	Jan. 31, 2008	(Unaudited)
ASSETS

Current assets
Cash	$18,087	$3,774
Accounts receivable	100	585
Total current assets	18,187	4,359

Fixed assets	48,169	48,169
Less accumulated depreciation	(6,340)	(13,581)
	41,829	34,588

Total Assets	$60,016	$38,947

LIABILITIES &
STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$3,668	$4,218
Accrued interest payable	54	48
Notes payable - current portion	6,889	1,735
Total current liabilties	10,611	6,001

Notes payable	27,032	27,032
Total Liabilities	37,643	33,033

Stockholders' Equity
Preferred stock, $.01 par value;
1,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
29,891,100 shares issued
and outstanding	29,891	29,891
Additional paid in capital	7,684	7,684
Accumulated deficit	(15,202)	(31,661)

Total Stockholders' Equity	22,373	5,914

Total Liabilities and Stockholders' Equity	$60,016	$38,947

The accompanying notes are an integral part of the consolidated financial statements.

LG HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Oct. 31, 2007	Oct. 31, 2008	Oct. 31, 2007	Oct. 31, 2008

Revenue	$26,445	$22,078	$71,833	$77,220

Operating expenses:
Depreciation	1,758	1,065	3,935	7,241
Donated office space	1,500		3,000
General and administrative	23,486	27,326	66,042	85,994
	26,744	28,391	72,977	93,235

Gain (loss) from operations	(299)	(6,313)	(1,144)	(16,015)

Other income (expense):
Interest expense	(28)	(142)	(28)	(444)
	(28)	(142)	(28)	(444)

Income (loss) before
provision for income taxes	(299)	(6,455)	(1,172)	(16,459)

Provision for income tax	-	-	-	-

Net income (loss)	$(299)	$(6,455)	$(1,172)	$(16,459)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	29,869,067	29,891,100	29,839,689	29,891,100

The accompanying notes are an integral part of the consolidated financial statements.

LG HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	Oct. 31, 2007	Oct. 31, 2008
Cash Flows From Operating Activities:
Net income (loss)	$(1,172)	$(16,459)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Depreciation	3,935	7,241
Accounts receivable	415	(485)
Accrued payables	(804)	544
Related party payables	(4,678)
Donated office space	3,000
Net cash provided by (used for)
operating activities	696	(9,159)

Cash Flows From Investing Activities:
Fixed assets	(38,562)
Net cash provided by (used for)
investing activities	$(38,562)	$-

(Continued On Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

LG HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

	Nine Months	Nine Months
	Ended	Ended
	Oct. 31, 2007	Oct. 31, 2008

Cash Flows From Financing Activities:
Notes payable - borrowings	35,623
Notes payable - payments		(5,154)
Sales of common stock	33,050
Deferred offering costs	(9,250)
Net cash provided by (used for)
financing activities	59,423	(5,154)

Net Increase (Decrease) In Cash	21,557	(14,313)

Cash At The Beginning Of The Period	7,938	18,087

Cash At The End Of The Period	$29,495	$3,774

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$451
Cash paid for income taxes	$-	$-

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

As of October 31, 2008, we are comprised of one corporation with one wholly-owned subsidiary, No Worries Managed Network Services, Inc. All of our operations are conducted through No Worries Managed Network Services, Inc.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results of Operations

The following discussion involves our results of operations for the three months ending October 31, 2008 and for the nine months ending October 31, 2008. This compares to the three months ending October 31, 2007 and for the nine months ending October 31, 2007.

Comparing our operations, we had revenues of $22,078 for the three months ended October 31, 2008 and $26,445 for the three months ending October 31, 2007. We had $77,220 in revenues for the nine months ending October 31, 2008 and $ 71,833 in revenues for the nine months ending October 31, 2007.

Operating expenses, which include general and administrative expenses for the three months ended October 31, 2008  were $28,391 and $26,744 for the three months ended October 31, 2007. For the nine months ending October 31, 2008 operating expenses were $93,235 and $72,977 for the nine months ending October 31, 2007.

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

We had a net loss of $6,455 for the three months ended October 31, 2008 and $299 for the three months ended October 31, 2007.  We had a net loss of $16,459 for the nine months ending October 31, 2008 and $1,172 for the nine months ending October 31, 2007.

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

Liquidity and Capital Resources

As of October 31, 2008, we had cash or cash equivalents of $3,774.

Net cash used for operating activities was $9,159 for the period ended October 31, 2008, compared to cash provided by operating activities of $696 for the period ended October 31, 2007. We anticipate that overhead costs in current operations will remain fairly constant as revenues develop.

Cash flows used or provided by investing activities was $-0- for the period ended October 31, 2008, compared to cash used for investing activities of $38,562 for the period ended October 31, 2007.

Cash flows used for financing activities was $5,154 for the period ended October 31, 2008, compared to cash provided by financing activities of $59,423 for the period from inception through October 31, 2007. These cash flows were all related borrowings and to sales of our stock. In August, 2007, we completed a registered offering of our common shares under the provisions of the Colorado securities laws and under an exemption from the federal securities laws. We sold a total of 66,100 common shares at a price of $0.50 per share to a total of fifty-four investors. We raised a total of $33,050 in this offering. We sold these shares to finance our transition to a public company and for working capital. We believe that this registered offering has given sufficient liquidity to operate profitably for the next twelve months.

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

We have been profitable from inception (August 24, 2006) through January 31, 2007. For the fiscal year ended January 31, 2008, we had a net loss.  For the three months ended October 31, 2008, we also had a net loss. We believe that we can be profitable in our next fiscal year end, assuming sufficient sales. Based upon our current plans, we have adjusted our operating expenses so that cash generated from operations is expected to be sufficient for the foreseeable future to fund our operations at our currently forecasted levels. To try to operate at a break-even level based upon our current level of anticipated business activity, we believe that we must generate approximately $200,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds. On the other hand, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations. In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services and products, appropriate responses to competitive pressures, or the acquisition of complementary businesses, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

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

Critical Accounting Policies

Note 1 to the accompanying audited financial statements for the periods ended October 31, 2007 and 2008, included elsewhere in this document, discusses the application of our critical accounting policies. Our reported results are impacted by the application of those accounting policies, certain of which require management to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations. For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Specific risks associated with these critical accounting policies are described in Note 1 to the accompanying financial statements.

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

We were formed as a Colorado business entity in December, 2006. Our subsidiary is a Colorado company formed in August, 2006. At the present time, we are only minimally capitalized and have limited operating activity. We do not have an extended history of operations. We had a net loss of $6,455 for the three months ended October 31, 2008 and $16,459 for the nine months ended October 31, 2008. We had a net loss of $13,081 for the fiscal year ended January 31, 2008, our first full fiscal year. However, we had a net profit of $8,511 from inception through January 31, 2007. As a result, we cannot guarantee that we will be able to sustain profitability.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on December 2, 2008.

LG Holding Corporation
By:	/s/ Allan Reeh
Allan Reeh , President and Chief Executive and Financial Officer