Form 10-K
period 2009-01-31
LG Holding Corp
filed 2009-04-29
CIK 1411085

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   January 31, 2009

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

Securities to be Registered Pursuant to Section 12(b) of the Act: None

Securities to be Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.0.001 per share par value

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes []   No [X].

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   Yes [] No [X]
.

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X]    No: [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes []   No [X].

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, April 1, 2009, was 29,891,100.

FORM 10-K

LG Holding Corporation

INDEX

PART I

Item 1. Business	3

Item 1A. Risk Factors	6

Item 2. Property	10

Item 3. Legal Proceedings	10

Item 4. Submission of Matters to a Vote of Security Holders	10

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	10

Item 6. Selected Financial Data	12

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 7A. Quantitative and Qualitative Disclosures About Market Risk	18

Item 8. Financial Statements and Supplementary Data	18

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	29

Item 9A(T). Controls and Procedures	29

Item 9B. Other Information	30

PART III

Item 10. Directors, Executive Officers and Corporate Governance	30

Item 11. Executive Compensation	31

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	32

Item 13. Certain Relationships and Related Transactions, and Director Independence	32

Item 14. Principal Accountant Fees and Services	33

Item 15. Exhibits Financial Statement Schedules	33

Financial Statements pages	18 - 28

Signatures	31

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

PART I

Item 1. DESCRIPTION OF BUSINESS.

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

Organization

        As of January 31, 2009, we are comprised of one corporation with one wholly-owned subsidiary, No Worries Managed Network Services, Inc. All of our operations are conducted through No Worries Managed Network Services, Inc.

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

Raw Materials

         We do not believe that raw materials are a material factor in our business now or in the future.

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

Backlog

At January 31, 2009, we had no backlogs.

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

WE HAVE ONLY BEEN OCCASIONALLY PROFITABLE AND HAVE A LIMITED OPERATING HISTORY. WE WERE NOT PROFITABLE IN OUR MOST RECENT FISCAL YEAR OF OPERATIONAS A RESULT, THERE IS NO WAY TO KNOW WHETHER WE CAN DEVELOP OR SUSTAIN PROFITABILITY.

We were formed as a Colorado business entity in December, 2006. Our subsidiary is a Colorado company formed in August, 2006. At the present time, we are only minimally capitalized and have limited operating activity. We do not have an extended history of operations. We had a net loss of $26,170 for the fiscal year ended January 31, 2009. We had a net loss of $13,081 for the fiscal year ended January 31, 2008, our first full fiscal year. We have been occasionally profitable in certain fiscal periods. We cannot guarantee that we will be able to develop or sustain profitability.

BECAUSE WE HAVE INCURRED AN OPERATING LOSS FOR THE FISCAL YEAR ENDED JANUARY 31, 2009, OUR ACCOUNTANTS HAVE EXPRESSED DOUBTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

For the fiscal year ended January 31, 2009, our accountants have expressed doubt about our ability to continue as a going concern as a result of our net loss. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

     ♦   our ability to locate clients who will purchase our management services; and

     ♦   our ability to generate significant revenues.

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

We presently have no substantial liquidity. We are only minimally capitalized. We had a net loss for the fiscal year ended January 31, 2009. We had a net loss for the fiscal year ended January 31, 2008, our first full fiscal year. We plan to adjust our expenses as necessary to prevent cash flow or liquidity problems. We can control the substantial part of our expenses by foregoing the hiring of extra personnel and plan to use this to adjust our expenses. If we are unsuccessful in adequately adjusting our expenses, which we do not foresee at this time, we may need additional financing of some type, which we do not now possess, to continue our operations. We expect to rely principally upon the private placement offering completed in August, 2007, in which we raised a total of $33,050, and our ability to operate at a profit, the success of which cannot be guaranteed. To the extent that we experience a substantial lack of liquidity, our development in accordance with our proposed plan may be delayed or indefinitely postponed, which could mean that a shareholder’s investment might never become valuable or could become worthless.

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

All of our revenue and gross profit comes from providing services to our clients. While our relationships will change from time to time, we must rely upon our ability to provide quality service to our clients.  We have established limited relationships. In order to develop our operations, we must develop more relationships with additional clients. Our ability to generate revenue would diminish and our operations and results of operations would suffer if we cannot develop sufficient relationships in the future or if we lose existing relationships.  Any of these problems, or a combination thereof, could mean that a shareholder’s investment might never become valuable or could become worthless.

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

Currently, we provide our services completely within the Denver Metropolitan area. We may eventually expand throughout the United States. In any case, we will be tied to the business cycles for the purchases, upgrading, and servicing of computers and associated information technology equipment of both the Denver Metropolitan area and the U.S. economy in general. To the extent that a downturn in economic activity in these areas have a negative effect on our clients and potential clients plans for purchasing, upgrading, or servicing of their equipment, we could see our revenues and profits decrease.

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

Of our total outstanding shares as of March 31, 2009, a total of 29,891,100, Or approximately 99%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Holders

As of March 31, 2009, there were 57 record holders of our common stock and there were 29,891,100 shares of our common stock outstanding.

Market Information

Our shares of common stock are quoted on the Over-the-Counter Bulletin Board under the trading symbol LGHG. The shares became trading September, 2008 but there is no extensive history of trading.

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

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:

t	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

t
contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act of 1934,  as amended;

t	contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask price;

t	contains a toll-free telephone number for inquiries on disciplinary actions;

t	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

t	contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

         The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

t	the bid and offer quotations for the penny stock;

t	the compensation of the broker-dealer and its salesperson in the transaction;

t	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

t	monthly account statements showing the market value of each penny stock held in the customer's account.

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

Reports

We are subject to certain reporting requirements and furnish annual financial reports to our stockholders, certified by our independent accountants, and furnish unaudited quarterly financial reports in our quarterly reports filed electronically with the SEC. All reports and information filed by us can be found at the SEC website, www.sec.gov.

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

ITEM 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to provide the information in this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

  The following table provides selected financial data about us for the fiscal years ended January 31 2009 and, 2008. For detailed financial information, see the audited Financial Statements included in this prospectus.

The following table provides selected financial data about us for the fiscal year ended January 31, 2009 and for the fiscal year ended January 31, 2008.  For detailed financial information, see the audited Financial Statements included in this prospectus.

Balance Sheet Data: 1/31/09

Cash	$3,736
Total assets	$33,833
Total liabilities	$37,630
Shareholders' equity	$(3,797)

Balance Sheet Data: 1/31/08

Cash	$18,087
Total assets	$60,016
Total liabilities	$37,643
Shareholders' equity	$22,373

Operating Data: 1/31/07

Revenue	$97,815
Operating Expenses	$123,293
Net Income	$(26,170)

Operating Data: 1/31/08

Revenue	$94,255
Operating Expenses	$110,493
Net Income	$(13,081)

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

We had a net loss for the fiscal years ended January 31, 2008 and 2009.For the fiscal year ended January 31, 2009, our accountants have expressed doubt about our ability to continue as a going concern as a history of losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to generate revenues from the sale of our products and services. Based upon current plans, we may incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues.  We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

      We have had revenues of $97,815 for the twelve months ended January 31, 2009, compared to revenues of $94,255 for the twelve months ended January 31, 2008.

For the twelve months ended January 31, 2009, operating expenses, which includes depreciation and general and administrative expenses were $123,293 compared to $110,493 for the twelve months ended January 31, 2008. The major components of operating expenses include salaries, professional fees, consisting of legal and accounting expenses, and telephone expenses. The Company is provided office space on a rent free basis by an officer.

As a result of the foregoing, we had a net loss of $26,170 ($0.00 per share) for the twelve months ended January 31, 2009, compared to $13,081 ($0.00 per share) for the twelve months ended January 31, 2008.

                Our operating expenses increased as revenues improved. The largest expense, in general and administrative in fiscal years 2008 and 2009, was a result of salary to Mr. Reeh. We paid Mr. Reeh a salary of $61,100 in the fiscal years ended January 31, 2008 and 2009.  The remaining material general and administrative expenses were automobile expenses and legal and accounting fees. We also recorded a $3,000 rent expense, which was not a cash expense. Since we have no plans to raise Mr. Reeh’s salary in the coming fiscal year, we believe that approximately $200,000 in revenues per year will cause us to operate at break even, or perhaps a profit.  Hence each additional sale and correspondingly the gross profit of such sale have minimal offsetting overhead cost. Thus, additional sales should become a profit at a higher return on sales rates as a result of not needing to expand overhead at the same pace.

           We plan to make every effort to keep operating expenses constant as our revenues develop. Each additional sales or service and correspondingly the gross profit of such sale or service should have minimal offsetting operating expenses. Thus, additional sales could become profit at a higher return on sales rate as a result of not needing to expand operating expenses at the same pace.

             Based upon our current plans and recent operational history, we believe that that cash generated from operations and from working capital will be sufficient for the foreseeable future to fund our operations at our currently forecasted levels. To try to operate at a break-even level based upon our current level of anticipated business activity, we believe that we must generate approximately $200,000 in revenue per year on an annual basis for our fiscal year ended January 31, 2010. However, if our forecasts are inaccurate, we will need to raise additional funds. On the other hand, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations. In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services and products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business.

Liquidity and Capital Resources

As of January 31, 2009, we had cash or cash equivalents of $3,736 compared to $ 18,087 in cash or cash equivalents as of January 31, 2008.

Net cash used for operating activities was $7,462 for the fiscal year ended January 31, 2009 compared to cash used for operating activities of $8,534 for the fiscal year ended January 31, 2008.

Net cash used for investing activities was $-0- for the fiscal year ended January 31, 2009 compared to $39,038 for the fiscal year ended January 31, 2008. In the fiscal year ended January 31, 2008, we purchased a vehicle for business for $35,623, to be used in our operations. Over the next twelve months we do not expect any substantial capital costs.

Net cash used for financing activities was $6,889 for the fiscal year ended January 31, 2009 compared to net cash provided by financing activities $57,721for the fiscal year ended January 31, 2008. These cash flows were all related borrowings and to sales of our stock.

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

Proposed Milestones to Implement Business Operations

      At the present time, we are operating from one location in the Denver Metropolitan area. Our plan is to keep our operation profitable through the end of our fiscal year. We estimate that we must generate approximately $200,000 in sales per year to be profitable in the fiscal year ended January 31, 2010.

      . For the fiscal year ended January 31, 2009, we had a net loss.  We believe that we can be profitable in our second fiscal year, assuming sufficient sales. Based upon our current plans, we have adjusted our operating expenses so that cash generated from operations is expected to be sufficient for the foreseeable future to fund our operations at our currently forecasted levels. To try to operate at a break-even level based upon our current level of anticipated business activity, we believe that we must generate approximately $200,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds. On the other hand, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations. In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services and products, appropriate responses to competitive pressures, or the acquisition of complementary businesses, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

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

Critical Accounting Policies

Note 1 to the accompanying audited financial statements for the periods ended January 31, 2007 and 2008, included elsewhere in this Prospectus, discusses the application of our critical accounting policies. Our reported results are impacted by the application of those accounting policies, certain of which require management to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations. For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Specific risks associated with these critical accounting policies are described in Note 1 to the accompanying audited financial statements for the periods ended January 31, 2008 and 2009, included elsewhere herein.

Recently Issued Accounting Pronouncements

         We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

Seasonality

         We do not expect our sales to be impacted by seasonal demands for our products and services.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information in this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

LG HOLDING CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2008 and 2009

 LG HOLDING CORPORATION
Consolidated Financial Statements

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM	20

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets	21
Consolidated statements of operation	22
Consolidated statements of stockholders' equity	23
Consolidated statements of cash flows	24
Notes to consolidated financial statements	26

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
LG Holding Corporation
Greenwood Village, Colorado

I have audited the accompanying consolidated balance sheet of LG Holding Corporation as of January 31, 2008 and 2009, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LG Holding Corporation as of January 31, 2008 and 2009, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado	/s/ Ronald R. Chadwick, P.C.
April 28, 2009	RONALD R. CHADWICK, P.C.

LG HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS

	Jan. 31, 2008	Jan. 31, 2009
ASSETS

Current assets
Cash	$18,087	$3,736
Accounts receivable	100	-
Total current assets	18,187	3,736

Fixed assets	48,169	48,169
Less accumulated depreciation	(6,340)	(18,072)
	41,829	30,097

Total Assets	$60,016	$33,833

LIABILITIES &
STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$3,668	$10,555
Accrued interest payable	54	43
Notes payable - current portion	6,889	7,021
Total current liabilties	10,611	17,619

Notes payable	27,032	20,011
Total Liabilities	37,643	37,630

Stockholders' Equity
Preferred stock, $.01 par value;
1,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
29,891,100 shares issued
and outstanding	29,891	29,891
Additional paid in capital	7,684	7,684
Accumulated deficit	(15,202)	(41,372)

Total Stockholders' Equity	22,373	(3,797)

Total Liabilities and Stockholders' Equity	$60,016	$33,833

The accompanying notes are an integral part of the consolidated financial statements.

LG HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	Jan. 31, 2008	Jan. 31, 2009

Revenue	$94,255	$97,815

Operating expenses:
Depreciation	7,218	11,732
General and administrative	103,275	111,561
	110,493	123,293
Operating - other:
Gain on asset sales	3,378	-

Gain (loss) from operations	(12,860)	(25,478)

Other income (expense):
Interest expense	(221)	(692)
	(221)	(692)

Income (loss) before
provision for income taxes	(13,081)	(26,170)

Provision for income tax	-	-

Net income (loss)	$(13,081)	$(26,170)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	29,891,100	29,891,100

The accompanying notes are an integral part of the consolidated financial statements.

LG HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	Jan. 31, 2008	Jan. 31, 2009
Cash Flows From Operating Activities:
Net income (loss)	$(13,081)	$(26,170)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Depreciation	7,218	11,732
Accounts receivable	315	100
Accrued payables	2,070	6,876
Related party payables	(4,678)
Donated office space	3,000
Gain on sale of equipment	(3,378)
Net cash provided by (used for)
operating activities	(8,534)	(7,462)

Cash Flows From Investing Activities:
Fixed asset purchases	(44,538)
Fixed asset sales	5,500
Net cash provided by (used for)
investing activities	(39,038)	-

(Continued On Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

LG HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued From Previous Page)

	Year Ended	Year Ended
	Jan. 31, 2008	Jan. 31, 2009

Cash Flows From Financing Activities:
Notes payable - borrowings	35,623
Notes payable - payments	(1,702)	(6,889)
Deferred offering costs	(9,250)
Sales of common stock	33,050
Distributions
Net cash provided by (used for)
financing activities	57,721	(6,889)

Net Increase (Decrease) In Cash

Cash At The Beginning Of The Period	7,938	18,087

Cash At The End Of The Period	$18,087	$3,736

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$585
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

LG HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock				Stock-
		Amount	Paid In	Accumulated	holders'
	Shares	($.001 Par)	Capital	Deficit	Equity

Balances at January 31, 2007	29,825,000	$29,825	$(14,050)	$(2,121)	$13,654

Stock issued for cash, net of deferred
offering costs of $5,000 in 2006
and $9,250 in 2007	66,100	66	18,734		18,800

Donated office space			3,000		3,000

Net income (loss) for the year				(13,081)	(13,081)

Balances at January 31, 2008	29,891,100	$29,891	$7,684	$(15,202)	$22,373

Net income (loss) for the year				(26,170)	(26,170)

Balances at January 31, 2009	29,891,100	$29,891	$7,684	$(41,372)	$(3,797)

The accompanying notes are an integral part of the consolidated financial statements.

LG HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2008 and 2009

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

LG HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2008 and 2009

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

Property and equipment

Property and equipment are recorded at cost and depreciated under accelerated methods over each item's estimated useful life. The Company's fixed assets at January 31, 2008 consisted of office equipment of $12,546 and vehicles of $35,623, with corresponding accumulated depreciation of $6,340, and at January 31, 2009 of office equipment of $12,546 and vehicles of $35,623, with corresponding accumulated depreciation of $18,072.

Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents and accrued payables, as reported in the accompanying balance sheet, approximates fair value.

NOTE 2. RELATED PARTY TRANSACTIONS

The Company through November 2007 carried a vehicle asset of $6,378 which was titled in the name of the Company's President. The vehicle was used primarily for Company business, and was sold to an outside party in November 2007 with the Company recognizing a gain on the transaction of $3,378. In October 2007 the Company purchased another vehicle for business for $35,623, which is also held in the President’s name due to Company credit limitations. At January 31, 2008 and 2009 the Company owed a finance company under a note payable $33,921 and $27,032 in connection with the vehicle purchase, with $6,889 and $7,021 currently due at each date. The note is secured by the vehicle, has a five year term through November 2012, bears interest at 1.9% per annum, and calls for monthly principal and interest payments of $623. Required future principal payments under the note subsequent to January 31, 2009 are: 2010 $7,021, 2011 $7,155, 2012 $7,293, 2013 $5,562, total $27,032. The vehicle has been recorded as a Company asset pursuant to FIN 46(R).

LG HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2008 and 2009

NOTE 3. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur. The Company accounts for income taxes pursuant to SFAS 109. At January 31, 2008 and 2009, the Company had approximately $21,000 and $37,000 in unused federal net operating loss carryforwards, which begin to expire principally in the year 2027. A deferred tax asset of approximately $4,200 and $7,400 resulting from the loss carryforward has been offset by a 100% valuation allowance. The change in the valuation allowance in fiscal year 2008 and 2009 was approximately $2,600 and $3,200.

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

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).   Accordingly, we concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of January 31, 2009 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act. Our internal control over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U. S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

i.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
ii.
provide reasonable assurance that transactions are recorded as necessary to permit the preparation of our  consolidated financial statements in  accordance with U. S. generally accepted accounting principles, and  that our receipts and expenditures are being made only in accordance with  authorizations of our management and directors; and

iii.
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management has concluded that our internal control over financial reporting was effective as January 31, 2009.

Inherent Limitations Over Internal Controls

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls. Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting.

We have made no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report on Form 10-K affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Nothing to report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below are the names of the directors and officers of the Company, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

Name	Age	Positions and Offices Held

Allan Reeh	34	President, Chief Executive Officer, Treasurer, Chief Financial Officer and Director

Jay Dee Wright	34	Secretary and Director

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

Item 11. EXECUTIVE COMPENSATION

None of our officers or director received or was entitled to receive remuneration in excess of $100,000 for the fiscal years ended January 31, 2007 or 2008 or 2009. We were formed as a Colorado business entity in December, 2006. Our original operations began in August, 2006.

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Allan Reeh	2009	$61,100	-0-	-0-	-0-	-0-	-0-	-0-	$61,100
Chief	2008	$61,100	-0-	-0-	-0-	-0-	-0-	-0-	$61,100
Executive
Officer	2007(1)	$17,856	-0-	-0-	-0-	-0-	-0-	-0-	$17,856

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth the number of shares of our $.0.001 par value common stock beneficially owned by (i) each person who, as of March 31, 2009, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 29,891,100 common shares were issued and outstanding as of March 31, 2009.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)(2)	Percent of Class

Allan Reeh(3)	26,802,000	89.7%
3413 S Ammons Street #22-6
Lakewood, CO 80227

Jay Dee Wright(4)	26,000	.09%
3413 S Ammons Street #22-6
Lakewood, CO 80227

All Officers and Directors as a Group (two persons)	26,828,000	89.75%
_____________

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Through November 2007, we carried a vehicle of $6,378 which was titled in the name of our President, Mr. Reeh. We owed our President’s father a payable in connection with the vehicle purchase. This amount was owed under an oral agreement. The vehicle was used primarily for our business and was sold to an outside party in November 2007. We paid off our President’s father’s payable and recognized a gain on the transaction of $3,378. In October 2007 we purchased another vehicle for business for $35,623, which is also held in our President’s name because of our lack of credit history. At January 31, 2008 and 2009 we owed a finance company $33,921 and $27,032 respectively in connection with the vehicle purchase, with $6,889 and $7,021 respectively currently due at each date. The note is secured by the vehicle, has a five year term through November 2012, bears interest at 1.9% per annum, and calls for monthly principal and interest payments of $623. The vehicle has been recorded as our asset

Mr. Reeh provides office space on a rent free basis to us. We record a rent expense of $250 per month under the arrangement which is not a cash payment. Rent expense for the years ended January 31, 2007, 2008 and 2009 was $1,250, $3,000 and $3,000, respectively.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Ronald R. Chadwick, P.C., Certified Public Accountants, billed an aggregate of $8,200 for the year ended January 31, 2009 and an aggregate of $6,800 for the year ended January 31, 2008 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports.

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES.

The following financial information is filed as part of this report:

(a)           (1) FINANCIAL STATEMENTS

(2) SCHEDULES

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:
Exhibit No.	Description

3.1*	Articles of Incorporation of LG HOLDING CORPORATION
3.2*	Bylaws of LG HOLDING CORPORATION
21.1*	List of Subsidiaries
31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906

    * Previously filed with Form SB-2 Registration Statement, October 10, 2007.

(b)	Reports on Form 8-K. No reports were filed under cover of Form 8-K for the fiscal year ended January 31, 2009.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 29, 2009.

LG HOLDING CORPORATION

By:	/s/ Allan Reeh
Allan Reeh, President, Chief Chief Executive Officer and President (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Signature	Title	Date

/s/Allan Reeh	Director	April 29, 2009
Allan Reeh

/s/Jay Dee Wright
Jay Dee Wright	Director	April 29, 2009