Form 10-Q
period 2009-04-30
LG Holding Corp
filed 2009-05-12
CIK 1411085

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended April 30, 2009

Commission File No. 000-53185

LG HOLDING CORPORATION
 (Exact Name of Registrant as specified in its charter)

Colorado	20-8025365
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

3413 S Ammons Street #22-6
Lakewood, CO	80227
(Address of principal executive offices)	(zip code)

(720) 323-2592
 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes []  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes []    No [X]

The number of shares outstanding of the registrant's common stock, as of the latest practicable date: May 1, 2009, was 29,891,100.

FORM 10-Q

LG Holding Corporation

TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION

For purposes of this document, unless otherwise indicated or the context otherwise requires, all references herein to “LG,” “we,” “us,” and “our,” refer to LG HOLDING CORPORATION, a Colorado corporation and our wholly-owned subsidiary, No Worries Managed Network Services, Inc.

ITEM 1.  FINANCIAL STATEMENTS

LG HOLDING CORPORATION

FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended April 30, 2009

LG Holding Corporation
Consolidated Financial Statements
(Unaudited)

TABLE OF CONTENTS

Page

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheet	5
Consolidated statements of operation	6
Consolidated statements of cash flows	7
Notes to consolidated financial statements	9

LG HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS

		April 30, 2009
	Jan. 31, 2009	(Unaudited)
ASSETS

Current assets
Cash	$3,736	$12,025
Accounts receivable	-	2,063
Total current assets	3,736	14,088

Fixed assets	48,169	53,766
Less accumulated depreciation	(18,072)	(20,879)
	30,097	32,887

Total Assets	$33,833	$46,975

LIABILITIES &
STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$10,555	$12,701
Accrued interest payable	43	41
Notes payable - current portion	7,021	5,278
Total current liabilties	17,619	18,020

Notes payable	20,011	20,011
Total Liabilities	37,630	38,031

Stockholders' Equity
Preferred stock, $.01 par value;
1,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
29,891,100 shares issued
and outstanding	29,891	29,891
Additional paid in capital	7,684	7,684
Accumulated deficit	(41,372)	(28,631)

Total Stockholders' Equity	(3,797)	8,944

Total Liabilities and Stockholders' Equity	$33,833	$46,975

The accompanying notes are an integral part of the consolidated financial statements.

LG HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	April 30, 2008	April 30, 2009

Revenue	$29,869	$56,308

Operating expenses:
Depreciation	3,088	2,807
General and administrative	28,666	40,636
	31,754	43,443

Gain (loss) from operations	(1,885)	12,865

Other income (expense):
Interest expense	(158)	(124)
	(158)	(124)

Income (loss) before
provision for income taxes	(2,043)	12,741

Provision for income tax	-	-

Net income (loss)	$(2,043)	$12,741

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$0.00

Weighted average number of
common shares outstanding	29,825,000	29,891,100

The accompanying notes are an integral part of the consolidated financial statements.

LG HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	April 30, 2008	April 30, 2009
Cash Flows From Operating Activities:
Net income (loss)	$(2,043)	$12,741

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Depreciation	3,088	2,807
Accounts receivable	100	(2,063)
Accrued payables	(890)	2,144
Net cash provided by (used for)
operating activities	255	15,629

Cash Flows From Investing Activities:
Fixed assets - purchase		(5,597)
Net cash provided by (used for)
investing activities	-	(5,597)

(Continued On Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

LG HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

	Three Months	Three Months
	Ended	Ended
	April 30, 2008	April 30, 2009

Cash Flows From Financing Activities:
Notes payable - payments	(1,710)	(1,743)
Net cash provided by (used for)
financing activities	(1,710)	(1,743)

Net Increase (Decrease) In Cash	(1,455)	8,289

Cash At The Beginning Of The Period	18,087	3,736

Cash At The End Of The Period	$16,632	$12,025

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$158	$126
Cash paid for income taxes	$-	$-

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements.  Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management.  Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words, and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Annual Reports on Form 10-K, Quarterly reports on Form 10-Q and any Current Reports on Form 8-K.

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

As of April 30, 2009, we are comprised of one corporation with one wholly-owned subsidiary, No Worries Managed Network Services, Inc. All of our operations are conducted through No Worries Managed Network Services, Inc.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results of Operations

The following discussion involves our results of operations for the three months ending April 30, 2009 and the three months ending April 30, 2008.

Comparing our operations, we had revenues of $56,308 for the three months ended April 30, 2009 and $29,869 for the three months ending April 30, 2008.

Operating expenses, which include general and administrative expenses for the three months ended April 30, 2009  were $43,443 and $31,754 for the three months ended April 30, 2008.

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

We had a net profit of $12,741for the three months ended April 30, 2009, compared to a net loss of $2,043 for the three months ending April 30, 2008.

Our operating expenses increased as revenues improved but not a much as our revenue. The largest expense, in general and administrative is the salary to Mr. Reeh.  The remaining material general and administrative expenses were automobile expenses and legal and accounting fees. Thus, additional sales should become a profit at a higher return on sales rates as a result of not needing to expand overhead at the same pace.

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

Liquidity and Capital Resources

As of April 30, 2009, we had cash or cash equivalents of $12,025.

Net cash provided by operating activities was $15,629 for the period ended April 30, 2009, compared to net cash provided by operating activities of $255 for the period ended April 30, 2008. We anticipate that overhead costs in current operations will remain fairly constant as revenues develop.

Cash flows used or provided by investing activities was $5,597 for the period ended April 30, 2009, compared to cash used for investing activities of $-0- for the period ended April 30, 2008.

Cash flows used for financing activities was $1,743 for the period ended April 30, 2009, compared to cash provided by financing activities of $1,710 for the period from inception through April 30, 2008. These cash flows were all related payments on borrowings for notes payable. In August, 2007, we completed a registered offering of our common shares under the provisions of the Colorado securities laws and under an exemption from the federal securities laws. We sold a total of 66,100 common shares at a price of $0.50 per share to a total of fifty-four investors. We raised a total of $33,050 in this offering. We sold these shares to finance our transition to a public company and for working capital. We believe that this registered offering has given sufficient liquidity to operate profitably for the next twelve months.

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

Plan of Operation

Our plan for the next twelve months immediately is to operate at a profit or at break even. We have been profitable in our most recent fiscal quarter. Our plan is to attract sufficient additional product sales and services within our present organizational structure and resources to become profitable in our operations.

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

We have been profitable from inception (August 24, 2006) through January 31, 2007. For the fiscal year ended January 31, 2009, we had a net loss.  For the three months ended April 30, 2009, we had a net profit. We believe that we can be profitable in our next fiscal year end, assuming sufficient sales. Based upon our current plans, we have adjusted our operating expenses so that cash generated from operations is expected to be sufficient for the foreseeable future to fund our operations at our currently forecasted levels. To try to operate at a break-even level based upon our current level of anticipated business activity, we believe that we must generate approximately $200,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds. On the other hand, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations. In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services and products, appropriate responses to competitive pressures, or the acquisition of complementary businesses, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

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

Critical Accounting Policies

Note 1 to the accompanying audited financial statements for the periods ended April 30, 2008 and 2009, included elsewhere in this document, discusses the application of our critical accounting policies. Our reported results are impacted by the application of those accounting policies, certain of which require management to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations. For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Specific risks associated with these critical accounting policies are described in Note 1 to the accompanying financial statements.

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

WE HAVE A LIMITED OPERATING HISTORY. WE WERE NOT PROFITABLE IN OUR MOST RECENT TWO FISCAL YEARS OF OPERATION. HOWEVER, WE WERE PROFITABLE IN OUR MOST RECENT FISCAL QUARTER ENDED APRIL 30, 2009. AS A RESULT, THERE IS NO WAY TO KNOW WHETHER WE CAN SUSTAIN PROFITABILITY.
We were formed as a Colorado business entity in December, 2006. Our subsidiary is a Colorado company formed in August, 2006. At the present time, we are only minimally capitalized and have limited operating activity. We do not have an extended history of operations. We had a net profit of $12,741 for the three months ended April 30, 2009. We had a net loss of $26,170 for the fiscal year ended January 31, 2009. We had a net loss of $13,081 for the fiscal year ended January 31, 2008, our first full fiscal year. However, As a result, we cannot guarantee that we will be able to sustain profitability.

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

We presently have no substantial liquidity. We are only minimally capitalized. We have been  occasionally profitable. We plan to adjust our expenses as necessary to prevent cash flow or liquidity problems. We can control the substantial part of our expenses by foregoing the hiring of extra personnel and plan to use this to adjust our expenses. If we are unsuccessful in adequately adjusting our expenses, which we do not foresee at this time, we may need additional financing of some type, which we do not now possess, to continue our operations. We expect to rely principally upon recent private placement offering completed in August, 2007, in which we raised a total of $33,050, and our ability to operate at a profit, the success of which cannot be guaranteed. To the extent that we experience a substantial lack of liquidity, our development in accordance with our proposed plan may be delayed or indefinitely postponed, which could mean that a shareholder’s investment might never become valuable or could become worthless.

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

Of our total outstanding shares as of April 30, 2009, a total of 29,891,100, Or approximately 99%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 12, 2009.

LG Holding Corporation
By:	/s/ Allan Reeh
Allan Reeh , President and Chief Executive and Financial Officer