Form 10-K
period 2009-06-30
MIKOJO Inc
filed 2009-10-26
CIK 1411085

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended June 30, 2009

☐ Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from _______________ to _______________

Commission File Number:  000-53185

MIKOJO INCORPORATED
(Exact name of small Business Issuer as specified in its charter)

Delaware	95-3797580
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

1840 Gateway Drive, Suite 200
Foster City, CA	94404
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (650) 283-2653

n/a
Former address if changed since last report

Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.0001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

State issuer's revenues for its most recent fiscal year: $1,929,265

As of September 30, 2009, the aggregate market value of voting Common Stock held by non-affiliates of the registrant cannot be ascertained as there is currently no recent trading of the Company’s common stock on the OTCBB.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 27,530,600 shares of common stock par value $0.0001 as of September 30, 2009.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Report”), including ”Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of Mikojo Incorporated and its consolidated subsidiaries (the “Company”) that are based on management’s current expectations, estimates, projections and assumptions about the Company’s business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in the “Risk Factors” section in Item 1A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and elsewhere in this Report as well as those discussed from time to time in the Company’s other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date of this Report or, in the case of any document incorporated by reference, the date of that document, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If we update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

When used in this report, the terms “Mikojo,” “Company,” “we,” “our,” and “us” refer to Mikojo Incorporated.

PART I

ITEM 1.	BUSINESS.

Business of Mikojo.

Mikojo Pty. Ltd., an Australian corporation (“Mikojo (Aust)”), was founded in 2007.  In 2008, Mikojo (Australia) launched a federated Internet search engine and has entered into a Search Distribution Agreement (“SDA”) with InfoSpace Europe Limited (“InfoSpace”) wherein InfoSpace has agreed to permit Mikojo (Aust) to incorporate certain search content and services into Mikojo (Aust)’s website.  InfoSpace is a distributor of Google web content and has certain proprietary metasearch technology that combines the top results from the leading search engines (such as Google and YaHoo).  Pursuant to the terms of the SDA, Mikojo (Aust) utilizes this search technology on its Mikojo.com website and has a revenue sharing agreement with respect to advertising revenues which are developed through its website.  InfoSpace has established long-term advertising distribution contracts with various companies, including Google, Inc. and also has strategic advertising partnerships with MicroSoft, Yahoo, LookSmart and others.

On March 17, 2009, Mikojo (Aust) contributed all of its assets, including but not limited to its rights under the SDA, to Mikojo in exchange for the issuance of 12,000,000 newly issued common shares of Mikojo.  Thereafter, Mikojo began generating cash flows pursuant to the terms of the SDA.  Essentially, by indirectly acting as a distributor of advertising links originated by Google, Mikojo is compensated by InfoSpace based on the revenues it receives from Google calculated based on an “clicks” on such advertising generated through the Mikojo website. Mikojo then, in turn, may provide the click to other third party search engines (for example, YaHoo), for which it woulod also receive credit toward the generation of additional revenues.  Subsequent to the contribution of assets, the Company has recognized minimal revenues as the Company has been in the process of upgrading its infrastructure and has yet to raise capital to fund further advertising.

Mikojo’s only current customer is InfoSpace, which client relationship is governed by the SDA.  The SDA has a three-year term expiring on March 1, 2012 and is exclusive for that period.  Mikojo has negotiated certain similar agreements with YaHoo, Inc., Looksmart, Ltd. and others., however, due to the aforementioned exclusivity agreement with InfoSpace, such other agreements will be utilized only if the agreement with InfoSpace is terminated.

LOBIS, Inc., a Delaware corporation (“LOBIS”), was formed in 2008 for the purpose of acquiring certain assets and patented technology from Computing Services Support Solutions, Inc. (“C3S”). Pursuant to the terms of an Asset and Patent Purchase Agreement (“LOBIS APA”) with C3S, LOBIS agreed to acquire C3S’ TriggerWare™ Server and Software (which is covered by US Patent No. 6,629,106 B1), subject to the terms and conditions of that agreement. A more detailed description of the TriggerWare™ software is in Management’s Discussion and Analysis or Plan of Operation, below. On March 17, 2009, LOBIS contributed all of its assets and Mikojo assumed all of LOBIS’ liabilities, including LOBIS’ rights and responsibilities under the LOBIS APA in exchange for the issuance of 12,000,000 newly issued common shares of Mikojo. Ownership of the patent for the TriggerWare™ technology remains vested in C3S until certain additional payments are made to C3S pursuant to the terms of the LOBIS APA.

Mikojo’s mission is bring together the Internet distribution contracts owned by Mikojo (Aust) and the rights related to the TriggerWare™ technology owned by LOBIS to develop and provide the best possible search engine user experience on the Internet by revolutionizing Internet search and decision-making and providing users with a simple interface to retrieve decision-enabling, semantics-based information in real-time.

Background of Transaction.

Mikojo Incorporated, a Delaware corporation (“Mikojo”) was formed on February 20, 2009 to enter into asset contribution transactions with Mikojo (Aust) and LOBIS. On March 2, 2009, Mikojo issued 2,000,000 shares of its common stock par value $0.0001 to its founder, Accelerated Venture Partners, LLC for a total consideration of $200.00. Pursuant to the terms of a Contribution to Controlled Corporation Agreement between Mikojo and Mikojo (Aust) and LOBIS and separate Common Stock Purchase Agreements between Mikojo and Mikojo (Aust) and LOBIS, respectively (all agreements dated as of March 17, 2009), Mikojo (Aust) and LOBIS agreed to contribute all of their assets to Mikojo Incorporated as consideration for the purchase of an aggregate of 24,000,000 common shares of Mikojo (each party received 12,000,000 common shares), with a stated face value of $0.0001 per share. These shares were then distributed to the shareholders of Mikojo (Aust) and LOBIS, respectively, on a pro-rata basis. The principal asset contributed by Mikojo (Aust) was its SDA with InfoSpace, Inc.  The principal asset contributed by LOBIS was its rights pursuant to the LOBIS APA (principally its rights relative to the TriggerWare™ Server and Software).  Subsequently, Mikojo engaged Clifton Gunderson LLP, an independent valuation firm, to perform a valuation engagement and provide conclusions of value and a detailed report to assist Mikojo’s management in the determination of the fair value of the assets being contributed by Mikojo (Aust) into Mikojo pursuant to Statement of Financial Accounting Standards No. 141(R), Business Combinations, (“SFAS 141(R)”), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) as of March 17, 2009.  Mikojo did not cause an independent analysis to be performed with respect to the assets contributed by LOBIS.

Thereafter, pursuant to the terms of the Merger Agreement, on July 20, 2009 Merger Sub merged with and into Mikojo, with Mikojo remaining as the surviving corporation with the stockholders of Mikojo exchanging all of their stock in Mikojo for a total of 26,000,000 shares of common stock of LG.   Immediately prior to the Merger, certain existing shareholders of LG tendered a total of 29,360,500 shares of LG’s common stock to the company for cancellation, leaving 1,530,600 issued and outstanding LG common shares including 1,000,000 shares of Common Stock which were escrowed pursuant to the promissory notes issued by the Company.  As a result, following the Merger, LG had 27,530,600 shares of its common stock issued and outstanding, of which 98% were held by the former shareholders of Mikojo.

On September 11, 2009, LG completed a merger with and into its wholly-owned subsidiary, Mikojo Incorporated, a Delaware corporation , which resulted in (a) a change of domicile of the Company from the State of Colorado to the State of Delaware; (b) a change of the name of the company from LG Holding Corporation to Mikojo Incorporated; (c) the right of each holder of the Company’s common shares to receive one (1) share of Mikojo Incorporated common stock, par value $0.0001 per share,  for each one (1) share of the common stock of LG Holding Corporation, par value $0.001 per share, owned by the holder as of the effective time of the Merger; (d) the persons presently serving as the Company’s executive officers and directors serving in their same respective positions with Mikojo; and (e) the adoption of Mikojo’s Certificate of Incorporation under the laws of the State of Delaware, pursuant to which our authorized capital stock will be 100,000,000 shares, consisting of 100,000,000 shares of common stock, par value $0.0001 per share and no preferred stock and   the adoption of new Bylaws under the laws of the State of Delaware.

In connection with the Merger, on July 20, 2009 (following the date of the Balance Sheet included with this report) Mikojo agreed to pay certain prior shareholders of LG an aggregate of $400,000 for expenses incurred in connection with the merger transaction and cancellation of certain previously outstanding LG shares as detailed above.  In this connection, Mikojo paid a non-refundable fee of $25,000 with the balance due of $375,000 to be paid to such shareholders within 90 days of the closing of the merger and evidenced by a promissory note or notes in favor of such shareholders. Should the $375,000 payment not be made within 90 days of the merger closing, Mikojo agreed to pay a $100,000 penalty increasing the amount due to $475,000. Furthermore if the payment (including penalty) is not paid within 120 days of the merger closing, the noteholder(s) have an option to convert the note(s) pro rata into an aggregate of 1,000,000 shares of the surviving company’s common stock.

Immediately following the closing of the Merger, the Company entered into an Acquisition Agreement with Allan Reeh, a shareholder of the Company (“Purchaser”), whereby the Company agreed to transfer 100% of its interest in its wholly-owned subsidiary, No Worries Managed Network Services, Inc. (“Sub”) and certain rights owned by the Company (“Rights”) to Purchaser in exchange for Purchaser’s assumption of all liabilities and responsibilities with respect to the Sub and the Rights.  The transfer of the assets was subject to the completion of the Merger.  Included in the assets transferred were all cash and cash equivalents, prepaid expenses, fixed assets and accounts receivable related to the Sub and the Rights and the Purchaser assumed all accounts payable and any other liabilities related to the Sub and the Rights.  Included in the Rights transferred were the right to use the name “LG Holding Corporation” and “No Worries Managed Network Services, Inc.” together with all client agreements, both written and oral.

Ultimately, it is Mikojo’s plan to develop the commercialization of its TriggerWare software as a pioneering semantics-based search software vehicle, while continuing to generate cash flow from Internet advertising, as further described herein.
Mikojo

Employees

As of September 30, 2009, we have no full- or part-time employees and rely upon our officers and directors and certain outsiders to provide services to the Company on a cunsultive basis.

ITEM 1A.  RISK FACTORS

        An investment in our common stock involves a number of risks. You should carefully read and consider the following risks as well as the other information contained in this prospectus, including the financial statements and the notes to those financial statements, before making an investment decision. The realization of any of the risks described below could have a material adverse affect on our business, financial condition, results of operations, cash flows and/or future prospects. The trading price of our common stock could decline due to any of these risks, and you could lose part or all of your investment. The order of these risk factors does not reflect their relative importance or likelihood of occurrence.

Risks Related to Our Business and Industry

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to continue as a going concern and our ability to obtain future financing

In their report dated October 20, 2009, our independent auditors stated that our financial statements for the period ended June 30, 2009 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations and cash flow deficiencies since our inception. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible.

The Company must raise Additional Capital to Carry Out its Business Plan

The Asset and Patent Purchase Agreement between LOBIS and C3S requires that the purchaser make certain payments in connection with the purchase of the patent relative to the TriggerWare™ software.  The Company must raise additional capital to fund such payments, and if such payments are not funded, the rights to the TriggerWare™ software will revert to C3S.  In addition, the Company will require additional capital resources in order to develop its metadata resources.  Loss of the rights to the TriggerWare™ software or an inability to fund the development of metadata resources will significantly impair the Company’s business plan and could have a significant impact on the Company’s prospects for growth.  There is no guarantee that the Company will be able to access additional capital at rates and on terms which are attractive to the Company, if at all.

We are highly dependent on our ability to finance and place advertising on the Web

Most of the Company’s revenue to date has been derived from payments by Infospace, Google and YaHoo for our generation of “clicks” on such advertising.  There is a direct relationship between the quantity of advertising we place and the generation of “clicks”.  Without funding for such advertising, our revenues for generation of “clicks” could be adversely affected which would directly affect our operating results.

 We have an exclusive relationship with InfoSspace and Google , upon whom we rely very heavily.

At the present time, we are virtually entirely dependent on InfoSpace (and indirectly, Google) for our revenues.  InfoSpace and Google are faced with significant competition from several companies such as Microsoft and YaHoo, which may have a greater ability to attract and retain users than InfoSpace and Google. If Microsoft or Yahoo is successful in providing similar or better web search results or more relevant advertisements, or in leveraging their platforms or products to make their web search or advertising services easier to access, InfoSpace and Google could experience a significant decline in user traffic and revenues. Any such decline could negatively affect our revenues.  In addition, the Company’s relationship with InfoSpace is exclusive, which prevents us from utilizing any other sources of content distribution.  We are therefore dependent on the ability of InfoSpace to maintain its business and operations on a positive basis and for InfoSpace to maintain its relationship with Google.  There are terms and conditions in the SDA pursuant to which InfoSpace could terminate its relationship with the Company and such relationship is terminable by either party at the end of the initial three-year term or at the end of any renewal term upon thirty days written notice.

We face significant competition.

We face formidable competition in every aspect of our business, and particularly from other companies that seek to connect people with information on the web and provide them with relevant advertising. Most of our competitors have longer operating histories and more established relationships with customers and end users. They can use their experience and resources against us in a variety of competitive ways, including by making acquisitions, investing more aggressively in research and development and competing more aggressively for advertisers and web sites.

We face competition across all geographic markets from other Internet companies, including web search providers, Internet access providers, Internet advertising companies, destination web sites, and local information providers, and from traditional media companies.

We face competition from other web search providers, including start-ups as well as developed companies that are enhancing or developing search technologies. We compete with Internet advertising companies, particularly in the areas of pay-for-performance and keyword-targeted Internet advertising. Also, we may compete with companies that sell products and services online because these companies, like us, are trying to attract users to their web sites to search for information about products and services.

In certain markets outside the U.S., other web search, advertising services, and Internet companies have greater brand recognition than InfoSpace, Google or Mikojo,  and more users, and more search traffic than we have. Even in countries where we have a significant user following, we may not be as successful in generating revenue due to slower market development, our inability to provide attractive local advertising services or other factors.

In addition to Internet companies, Internet advertising companies face competition from companies that offer traditional media advertising opportunities. Most large advertisers have fixed advertising budgets, a small portion of which is allocated to Internet advertising. We expect that large advertisers will continue to focus most of their advertising efforts on traditional media. If we fail to convince these companies to spend a portion of their advertising budgets with us, or if our existing advertisers reduce the amount they spend on our programs, our operating results would be harmed.

Emergence of Unanticipated Competition from Startups.

It is conceivable that one of several new start-up companies has technology comparable to Mikojo which could pose a threat to the company.  Such company(ies) may be better funded and closer to product roll-out than Mikojo.

A “Major Player” may enter the Semantic Search Market.

Google or another “major player” in the search engine field might enter the semantic search engine market at some point, which would be a significant threat to Mikojo.  Such company(ies) is likely to have resources to create metadata much more rapidly than Mikojo.  If such were to occur, it would be more difficult for Mikojo to create branding around TriggerWare™ and relational queries as the basis for search.

Our operating results may fluctuate, which makes our results difficult to predict and could cause our results to fall short of expectations.

Our operating results may fluctuate as a result of a number of factors, many outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our quarterly, year-to-date, and annual expenses as a percentage of our revenues may differ significantly from our historical or projected rates. Our operating results in future quarters may fall below expectations. Each of the following factors may affect our operating results:

•	Our ability to continue to attract users to our web sites and satisfy existing users on our web sites.

•	Our ability to monetize (or generate revenue from) traffic on our web.

•	The amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our businesses, operations, and infrastructure.

•	Our focus on long-term goals over short-term results.

•	The results of our investments in risky projects.

•	Our ability to keep our web sites operational at a reasonable cost and without service interruptions.

Because our business is changing and evolving, our historical operating results may not be useful to you in predicting our future operating results. In addition, advertising spending has historically been cyclical in nature, reflecting overall economic conditions as well as budgeting and buying patterns.

If we do not continue to innovate and provide products and services that are useful to users, we may not remain competitive, and our revenues and operating results could suffer.

Our success depends on providing products and services that make using the Internet a more useful and enjoyable experience for our users. Our competitors are constantly developing innovations in web search, online advertising and web based products and services. As a result, we must continue to invest significant resources in research and development in order to enhance our web search technology and our existing products and services and introduce new products and services that people can easily and effectively use. If we are unable to provide quality products and services, then our users may become dissatisfied and move to a competitor’s products and services. In addition, these new products and services may present new and difficult technology challenges, and we may be subject to claims if users of these offerings experience service disruptions or failures or other quality issues. Our operating results would also suffer if our innovations are not responsive to the needs of our users and advertisers and are not appropriately timed with market opportunities or are not effectively brought to market. As search technology continues to develop, our competitors may be able to offer search results that are, or that are seen to be, substantially similar to or better than ours. This may force us to compete in different ways and expend significant resources in order to remain competitive.

We currently generate our revenue almost entirely from advertising, and the reduction in spending by or loss of advertisers could seriously harm our business.

Advertisers will reduce their advertising expenditures if they perceive that such expenditures do not generate sales leads, and ultimately customers, or if their advertising content is not delivered in an appropriate and effective manner. In addition, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns.

The effects of the recent global economic crisis may impact our business, operating results, or financial condition.

The recent global economic crisis has caused disruptions and extreme volatility in global financial markets and increased rates of default and bankruptcy, and has impacted levels of consumer spending. These macroeconomic developments could negatively affect our business, operating results, or financial condition in a number of ways. For example, current or potential advertisers may delay or decrease spending.  In addition, if consumer spending continues to decrease, this may result in fewer clicks on advertisers’ ads displayed on our web sites. Finally, if the banking system or the financial markets continue to deteriorate or remain volatile, our investments may be impacted and the values and liquidity of our investments could be adversely affected.

Our business and operations are experiencing rapid growth. If we fail to effectively manage our growth, our business and operating results could be harmed.

We have experienced and expect to continue to experience rapid growth in our operations, which has placed, and will continue to place, significant demands on our management, operational and financial infrastructure. If we do not effectively manage our growth, the quality of our products and services could suffer, which could negatively affect our operating results. Our expansion and growth in international markets heightens these risks as a result of the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. To effectively manage this growth, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. These systems enhancements and improvements will require significant capital expenditures and management resources. Failure to implement these improvements could hurt our ability to manage our growth and our financial position.

Metadata Retrieval and Acquisition Risks

The biggest barrier to the success of the company’s TriggerWare™ technology is that there is currently no relational metadata that exists on the Internet.  Mikojo must ensure that a critical mass of metadata is created for enough of the Internet to ensure that users will be able to gain value from the search services that TriggerWare™ affords.  The company must create the metadata bases very rapidly and will be utilizing the services of an off-shore organization for such work.  Such organizations may be unreliable and may not produce the desired results.  The company must also maintain the accuracy of the metadata as data sources change.

        Metadata Retrieval and AcquisitionTechnical Risks

In order to function in a viable manner, TriggerWare™ needs to scale up to potentially hundreds of thousands of simultaneous users.  This will require establishment of server infrastructure so that there can be several instances of the TriggerWare™ server handling requests from the different segments of the user community.  While this approach will work with TriggerWare™ as it does with other servers, the ultimate validation of TriggerWare™ in this kind of production mode is yet to be fully tested.

Market Risks

The company will face numerous risks relating to market acceptance of its products and services:

•
Users may refuse to be provide search queries: Engines in the marketplace take it for granted that users will simply refuse to provide search input beyond typing in a few keywords.  Today, there are no search engines that do semantics-based search and the company’s products and services have not been test-marketed.

•
Data providers may prevent use of their data: Since Mikojo separates metadata from data, it is able to use metadata to interpret the data in various URLs.  It is conceivable that if Mikojo is successful on a large scale, data providers could notice that their data is being used in high-volume situations.  Mikojo recognizes that it will need to negotiate advertising and revenue-sharing agreements with data providing entities to continue to operate as the engine that brings semantics to Internet search.  There are no guarantees that this can be accomplished

•	A much larger company may emerge as a competitor before Mikojo fully launches its technology and therefore time is of the essence in rolling out our technology.

Acquisitions could result in operating difficulties, dilution and other harmful consequences.

We do not have a great deal of experience acquiring companies. We expect to evaluate and enter into discussions regarding a wide array of potential strategic transactions. These transactions could be material to our financial condition and results of operations. The process of integrating an acquired company, business or technology has created, and will continue to create unforeseen operating difficulties and expenditures. The areas where we face risks include:

•	Implementation or remediation of controls, procedures and policies at the acquired company.

•	Diversion of management time and focus from operating our business to acquisition integration challenges.

•	Coordination of product, engineering and sales and marketing functions.

•	Transition of operations, users and customers onto our existing platforms.

•	Cultural challenges associated with integrating employees from the acquired company into our organization.

•	Retention of employees from the businesses we acquire.

•	Integration of the acquired company’s accounting, management information, human resource and other administrative systems.

•
Liability for activities of the acquired company before the acquisition, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities.

•	Litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, former stockholders, or other third parties.

•
In the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries.

•	Failure to successfully further develop the acquired technology.

Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and strategic investments could cause us to fail to realize the anticipated benefits of such acquisitions or investments, incur unanticipated liabilities and harm our business generally.

Future acquisitions or dispositions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses, or write-offs of goodwill, any of which could harm our financial condition. Also, the anticipated benefit of many of our acquisitions may not materialize

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services and brand.

Our intellectual property rights are important assets for us. Various events outside of our control pose a threat to our intellectual property rights as well as to our products and services. For example, effective intellectual property protection may not be available in every country in which our products and services are distributed or made available through the Internet. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Also, protecting our intellectual property rights is costly and time consuming. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results.

Although we seek to obtain patent protection for our innovations, it is possible we may not be able to protect some of these innovations. In addition, given the costs of obtaining patent protection, we may choose not to protect certain innovations that later turn out to be important. Furthermore, there is always the possibility, despite our efforts, that the scope of the protection gained will be insufficient or that an issued patent may be deemed invalid or unenforceable.  We could also face risks associated with our trademarks.

We also seek to maintain certain intellectual property as trade secrets. The secrecy could be compromised by outside parties, or by our employees, which would cause us to lose the competitive advantage resulting from these trade secrets.

We are, and may in the future be, subject to intellectual property rights claims, which are costly to defend, could require us to pay damages and could limit our ability to use certain technologies in the future.

Companies in the Internet, technology and media industries own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. As we have grown, the intellectual property rights claims against us have increased. Our products, services and technologies may not be able to withstand any third-party claims and regardless of the merits of the claim, intellectual property claims are often time-consuming and expensive to litigate or settle. In addition, to the extent claims against us are successful, we may have to pay substantial monetary damages or discontinue any of our services or practices that are found to be in violation of another party’s rights.

Privacy concerns relating to our technology could damage our reputation and deter current and potential users from using our products and services.

From time to time, concerns have been expressed about whether our products and services compromise the privacy of users and others. Concerns about our practices with regard to the collection, use, disclosure or security of personal information or other privacy-related matters, even if unfounded, could damage our reputation and operating results. While we strive to comply with all applicable data protection laws and regulations, as well as our own posted privacy policies, any failure or perceived failure to comply may result in proceedings or actions against us by government entities or others, which could potentially have an adverse effect on our business.

In addition, as nearly all of our products and services are web based, the amount of data we store for our users on our servers (including personal information) has been increasing. Any systems failure or compromise of our security that results in the release of our users’ data could seriously limit the adoption of our products and services as well as harm our reputation and brand and, therefore, our business. We may also need to expend significant resources to protect against security breaches. The risk that these types of events could seriously harm our business is likely to increase as we expand the number of web based products and services we offer as well as increase the number of countries where we operate.

A variety of new and existing U.S. and foreign laws could subject us to claims or otherwise harm our business.

We are subject to a variety of laws in the U.S. and abroad that are costly to comply with, can result in negative publicity and diversion of management time and effort, and can subject us to claims or other remedies. Many of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. The laws that do reference the Internet are being interpreted by the courts, but their applicability and scope remain uncertain. For example, the laws relating to the liability of providers of online services are currently unsettled both within the U.S. and abroad. Claims have been threatened and filed under both U.S. and foreign law for defamation, libel, slander, invasion of privacy and other tort claims, unlawful activity, copyright and trademark infringement, or other theories based on the nature and content of the materials searched and the ads posted by our users, our products and services, or content generated by our users.

In addition, the Digital Millennium Copyright Act has provisions that limit, but do not necessarily eliminate, our liability for listing or linking to third-party web sites that include materials that infringe copyrights or other rights, so long as we comply with the statutory requirements of this act. The Child Online Protection Act and the Children’s Online Privacy Protection Act restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors. In the area of data protection, many states have passed laws requiring notification to users when there is a security breach for personal data, such as California’s Information Practices Act. We face similar risks and costs as our products and services are offered in international markets and may be subject to additional regulations.

We are subject to increased regulatory scrutiny that may negatively impact our business.

The growth of our company and our expansion into a variety of new fields implicate a variety of new regulatory issues and may subject us to increased regulatory scrutiny, particularly in the U.S. and Europe. Moreover, our competitors have employed and will likely continue to employ significant resources to shape the legal and regulatory regimes in countries where we have significant operations. Legislators and regulators may make legal and regulatory changes, or interpret and apply existing laws, in ways that make our products and services less useful to our users, require us to incur substantial costs, or change our business practices. These changes or increased costs could negatively impact our business.

More individuals are using non-PC devices to access the Internet. If users of these devices do not widely adopt versions of our web search technology, products or operating systems developed for these devices, our business could be adversely affected.

The number of people who access the Internet through devices other than personal computers, including mobile telephones, personal digital assistants (PDAs), smart phones and handheld computers and video game consoles, as well as television set-top devices, has increased dramatically in the past few years. The lower resolution, functionality and memory associated with alternative devices make the use of our products and services through such devices more difficult and the versions of our products and services developed for these devices may not be compelling to users, manufacturers or distributors of alternative devices. Each manufacturer or distributor may establish unique technical standards for its devices, and our products and services may not work or be viewable on these devices as a result. As we have limited experience to date in operating versions of our products and services developed or optimized for users of alternative devices, and as new devices and new platforms are continually being released, it is difficult to predict the problems we may encounter in developing versions of our products and services for use on these alternative devices and we may need to devote significant resources to the creation, support and maintenance of such devices. If we are unable to attract and retain a substantial number of alternative device manufacturers, distributors and users to our products and services or if we are slow to develop products and technologies that are more compatible with non-PC communications devices, we will fail to capture a significant share of an increasingly important portion of the market for online services, which could adversely affect our business.

Our business may be adversely affected by malicious applications that interfere with, or exploit security flaws in, our products and services.

Our business may be adversely affected by malicious applications that make changes to our users’ computers and interfere with the use of our products and services. These applications have in the past attempted, and may in the future attempt, to change our users’ Internet experience, including hijacking queries to our service, altering or replacing search results we provide, or otherwise interfering with our ability to connect with our users. The interference often occurs without disclosure to or consent from users, resulting in a negative experience that users may associate with our products and services. These applications may be difficult or impossible to uninstall or disable, may reinstall themselves and may circumvent other applications’ efforts to block or remove them. In addition, we offer a number of products and services that our users download to their computers or that they rely on to store information and transmit information to others over the Internet. These products and services are subject to attack by viruses, worms and other malicious software programs, which could jeopardize the security of information stored in a user’s computer or in our computer systems and networks. The ability to reach users and provide them with a superior experience is critical to our success. If our efforts to combat these malicious applications are unsuccessful, or if our products and services have actual or perceived vulnerabilities, our reputation may be harmed and our user traffic could decline, which would damage our business.

Proprietary document formats may limit the effectiveness of our search technology by preventing our technology from accessing the content of documents in such formats, which could limit the effectiveness of our products and services.

A large amount of information on the Internet is provided in proprietary document formats such as Microsoft Word. The providers of the software application used to create these documents could engineer the document format to prevent or interfere with our ability to access the document contents with our search technology. This would mean that the document contents would not be included in our search results even if the contents were directly relevant to a search. The software providers may also seek to require us to pay them royalties in exchange for giving us the ability to search documents in their format. If the software provider also competes with us in the search business, they may give their search technology a preferential ability to search documents in their proprietary format. Any of these results could harm our brand and our operating results.

New technologies could block our ads, which would harm our business.

Technologies have been developed that can block the display of our ads. Most of our revenues are derived from fees paid to us by advertisers in connection with the display of ads on web pages. As a result, ad-blocking technology could adversely affect our operating results.

Index spammers could harm the integrity of our web search results, which could damage our reputation and cause our users to be dissatisfied with our products and services.

There is an ongoing and increasing effort by “index spammers” to develop ways to manipulate our web search results. For example, because our web search technology ranks a web page’s relevance based in part on the importance of the web sites that link to it, people have attempted to link a group of web sites together to manipulate web search results. We take this problem very seriously because providing relevant information to users is critical to our success. If our efforts to combat these and other types of index spamming are unsuccessful, our reputation for delivering relevant information could be diminished. This could result in a decline in user traffic, which would damage our business.

If we were to lose the services of key members of our management team, we may not be able to execute our business strategy.

Our future success depends in a large part upon the continued service of key members of our senior management team, who are critical to the overall management of the company as well as the development of our technology, our culture and our strategic direction. The loss of any of our management or key personnel could seriously harm our business.

We rely on highly skilled personnel and, if we are unable to retain or motivate key personnel, hire qualified personnel, we may not be able to grow effectively.

Our performance largely depends on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization. Competition in our industry for qualified employees is intense, and certain of our competitors have directly targeted our employees. In addition, our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating our existing employees. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees.

We have a short operating history and a relatively new business model in an emerging and rapidly evolving market. This makes it difficult to evaluate our future prospects and may increase the risk that we will not continue to be successful.

Our predecessor in interest, Mikojo (Aust) first derived revenue from our business in 2008, and we have only a short operating history with our business model. As a result, we have only a short operating history to aid in assessing our future prospects. Also, we derive nearly all of our revenues from online advertising, which is an immature industry that has undergone rapid and dramatic changes in its short history. We will encounter risks and difficulties as a company operating in a new and rapidly evolving market. We may not be able to successfully address these risks and difficulties, which could materially harm our business and operating results.

We may have difficulty scaling and adapting our existing architecture to accommodate increased traffic and technology advances or changing business requirements, which could lead to the loss of users and advertisers, and cause us to incur expenses to make architectural changes.

To be successful, our network infrastructure has to perform well and be reliable. The greater the user traffic and the greater the complexity of our products and services, the more computing power we will need. If we do not expand successfully, or if we experience inefficiencies and operational failures, the quality of our products and services and our users’ experience could decline. This could damage our reputation and lead us to lose current and potential users and advertisers. Cost increases, loss of traffic or failure to accommodate new technologies or changing business requirements could harm our operating results and financial condition.

We rely on bandwidth providers, data centers and others in providing products and services to our users, and any failure or interruption in the services and products provided by these third parties could damage our reputation and harm our ability to operate our business.

We rely on vendors, including data center and bandwidth providers in providing products and services to our users. Any disruption in the network access or colocation services provided by these providers or any failure of these providers to handle current or higher volumes of use could significantly harm our business. Any financial or other difficulties our providers face may have negative effects on our business. We exercise little control over these vendors, which increases our vulnerability to problems with the services they provide. We license technology and related databases to facilitate aspects of our data center and connectivity operations including Internet traffic management services. We expect to experience interruptions and delays in service and availability for such elements. Any errors, failures, interruptions or delays in connection with these technologies and information services could harm our relationship with users, adversely affect our business and expose us to liabilities.

Our business depends on continued and unimpeded access to the Internet by us and our users. Internet access providers may be able to block, degrade or charge for access to certain of our products and services, which could lead to additional expenses and the loss of users and advertisers.

Our products and services depend on the ability of our users to access the Internet, and certain of our products require significant bandwidth to work effectively. Currently, this access is provided by companies that have significant and increasing market power in the broadband and Internet access marketplace, including incumbent telephone companies, cable companies and mobile communications companies. Some of these providers have stated that they may take measures that could degrade, disrupt or increase the cost of user access to certain of our products by restricting or prohibiting the use of their infrastructure to support or facilitate our offerings, or by charging increased fees to us or our users to provide our offerings. These activities may be permitted in the U.S. after recent regulatory changes, including recent decisions by the U.S. Supreme Court and Federal Communications Commission. While interference with access to our popular products and services seems unlikely, such carrier interference could result in a loss of existing users and advertisers and increased costs, and could impair our ability to attract new users and advertisers, thereby harming our revenue and growth.

Interruption or failure of our information technology and communications systems could hurt our ability to effectively provide our products and services, which could damage our reputation and harm our operating results.

The availability of our products and services depends on the continuing operation of our information technology and communications systems. Any damage to or failure of our systems could result in interruptions in our service, which could reduce our revenues and profits, and damage our brand. Our systems are vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm our systems. Some of our data centers are located in areas with a high risk of major earthquakes. Our data centers are also subject to break-ins, sabotage and intentional acts of vandalism, and potential disruptions if the operators of these facilities have financial difficulties. Some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities. The occurrence of a natural disaster, a decision to close a facility we are using without adequate notice for financial reasons or other unanticipated problems at our data centers could result in lengthy interruptions in our service.

Our business depends on increasing use of the Internet by users searching for information, advertisers marketing products and services and web sites seeking to earn revenue to support their web content. If the Internet infrastructure does not grow and is not maintained to support these activities, our business will be harmed.

Our success will depend on the continued growth and maintenance of the Internet infrastructure. This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security for providing reliable Internet services. Internet infrastructure may be unable to support the demands placed on it if the number of Internet users continues to increase, or if existing or future Internet users access the Internet more often or increase their bandwidth requirements. In addition, viruses, worms and similar programs may harm the performance of the Internet. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and could face outages and delays in the future. These outages and delays could reduce the level of Internet usage as well as our ability to provide our solutions.

We may have exposure to greater than anticipated tax liabilities.

Our future income taxes could be adversely affected by earnings being lower than anticipated in jurisdictions where we have lower statutory tax rates and higher than anticipated in jurisdictions where we have higher statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities, as a result of gains on our foreign exchange hedging program, or changes in tax laws, regulations, accounting principles or interpretations thereof. Our determination of our tax liability is always subject to review by applicable tax authorities. Any adverse outcome of such a review could have a negative effect on our operating results and financial condition. In addition, the determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment, and there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

Risks Related to Ownership of Our Common Stock

The price of our common stock may be extremely volatile.

        In some future periods, our results of operations may be below the expectations of public market investors, which could negatively affect the market price of our common stock. Furthermore, the stock market in general has experienced extreme price and volume fluctuations in recent years. We believe that, in the future, the market price of our common stock could fluctuate widely due to variations in our performance and operating results or because of any of the following factors:

• announcements of new services, products, technological innovations, acquisitions or strategic relationships by us or our competitors;
• trends or conditions in the software, business process outsourcing and Internet markets;
• changes in market valuations of our competitors; and
• general political, economic and market conditions.

        In addition, the market prices of securities of software and technology companies, including our own, have been volatile and have experienced fluctuations that have often been unrelated or disproportionate to a specific company's operating performance. As a result, investors may not be able to sell shares of our common stock at or above the price at which an investor purchase paid. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against that company. If any securities litigation is initiated against us, we could incur substantial costs and our management's attention could be diverted from our business.

Quarterly and annual operating results may fluctuate, which could cause our stock price to be volatile.

        Our quarterly and annual operating results may fluctuate significantly in the future due to a variety of factors that could affect our revenues or our expenses in any particular period. You should not rely on our results of operations during any particular period as an indication of our results for any other period. Factors that may adversely affect our periodic results may include the loss of a significant account or accounts.

        Our operating expenses are based in part on our expectations of our future revenues and are partially fixed in the short term. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall.

The significant concentration of ownership of our common stock will limit an investor's ability to influence corporate actions.

        The concentration of ownership of our common stock may limit an investor's ability to influence our corporate actions and have the effect of delaying or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and may affect the market price of our common stock. Certain major stockholders, if they act together, are able to substantially influence all matters requiring stockholder approval, including the election of all directors and approval of significant corporate transactions and amendments to our certificate of incorporation. These stockholders may use their ownership position to approve or take actions that are adverse to interests of other investors or prevent the taking of actions that are inconsistent with their respective interests.

We are subject to compliance with securities law, which exposes us to potential liabilities, including potential rescission rights.

We have offered and sold our common stock to investors pursuant to certain exemptions from the registration requirements of the Securities Act of 1933, as well as those of various state securities laws. The basis for relying on such exemptions is factual; that is, the applicability of such exemptions depends upon our conduct and that of those persons contacting prospective investors and making the offering. We have not received a legal opinion to the effect that any of our prior offerings were exempt from registration under any federal or state law. Instead, we have relied upon the operative facts as the basis for such exemptions, including information provided by investors themselves.

If any prior offering did not qualify for such exemption, an investor would have the right to rescind its purchase of the securities if it so desired. It is possible that if an investor should seek rescission, such investor would succeed. A similar situation prevails under state law in those states where the securities may be offered without registration in reliance on the partial preemption from the registration or qualification provisions of such state statutes under the National Securities Markets Improvement Act of 1996. If investors were successful in seeking rescission, we would face severe financial demands that could adversely affect our business and operations. Additionally, if we did not in fact qualify for the exemptions upon which it has relied, we may become subject to significant fines and penalties imposed by the SEC and state securities agencies.

The availability of a large number of authorized but unissued shares of common stock may, upon their issuance, lead to dilution of existing stockholders.

We are authorized to issue 100,000,000 shares of common stock, $0.0001 par value per share, of which, as of September 30, 2009, 27,530,600 shares of common stock were issued and outstanding and 72,469,400 remain unissued. These shares may be issued by our board of directors without further stockholder approval. The issuance of large numbers of shares, possibly at below market prices, is likely to result in substantial dilution to the interests of other stockholders. In addition, issuances of large numbers of shares may adversely affect the market price of our common stock.

We do not intend to pay cash dividends in the foreseeable future

We currently intend to retain all future earnings for use in the operation and expansion of our business. We do not intend to pay any cash dividends in the foreseeable future but will review this policy as circumstances dictate.

There is currently a very limited market for our securities and there can be no assurance that anymore liquid market will ever develop.

There is currently only a very limited trading market for our common stock and there is currently only one market maker quoting our stock on the OTCBB. There can be no assurance as to whether additional market makers will quote our stock or that an orderly market will develop, (if ever) in our common stock.  As a result, we expect that the price at which our stock trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of us and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock. Owing to the anticipated low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. See “Broker-dealers may be discouraged from effecting transactions in our common stock because they are considered a penny stock and are subject to the penny stock rules.”

Our common stock is subject to the Penny Stock Regulations

Our common stock and will likely be subject to the SEC's “penny stock” rules to the extent that the price remains less than $5.00. Those rules, which require delivery of a schedule explaining the penny stock market and the associated risks before any sale, may further limit your ability to sell your shares.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our common stock, when and if a trading market develops, may fall within the definition of penny stock and subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the `penny stock` rules may restrict the ability of broker-dealers to sell our common stock and may affect the ability of investors to sell their common stock in the secondary market.

Our common stock is illiquid and subject to price volatility unrelated to our operations

The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

Sales of substantial amounts of common stock, or the perception that such sales could occur, and the existence of convertible securities to purchase shares of common stock at prices that may be below the then current market price of the common stock, could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES.

Our executive offices are located at 1840 Gaetway Drive, Suite 200, Foster City, CA 94404 which we utilize on a rent-free basis pursuant to a verbal understanding with Accelerated Venture Partners, LLC, one of our shareholders.

ITEM 3.    LEGAL PROCEEDINGS

As of September 30, 2009, the Company was not a party to any pending or threatened legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 24, 2009, the merger of LG Holding Corporation into Mikojo Incorporated was approved by the holders of a majority of the outstanding shares of the Company’s and Mikojo’s common stock by written consent in lieu of a meeting pursuant to each corporation’s by-laws and applicable Colorado and Delaware law.  Thereafter, on August 14, 2009, the Company filed a Schedule 14c Information Statement detailing the merger transaction with the U.S. Securities and Exchange Commission, which was mailed to all of the shareholders of the Company on August 14, 2009.  The shareholder action became effective twenty (20) days later on September 4, 2009.  No other matters were submitted to a vote or for the written consent of security shareholders, through the solicitation of proxies or otherwise, during the fiscal year ended June 30, 2009, and no meeting of shareholders was held.

PART II.

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Price

The Company became subject to Securities Exchange Act Reporting Requirements in September 2008. The symbol "MKJI" is assigned for our securities. There has never been any market for or trading in our stock. There can be no assurance that a highly-liquid market for our securities will ever develop.

Options and Warrants

None of the shares of our common stock are subject to outstanding options or warrants.

Status of Outstanding Common Stock

As of September 30, 2009, we had a total of 27,530,600 shares of our common stock outstanding.  Of these shares, 20,077,832 are held by “affiliates” of the Company and the remaining shares are either registered or  may be transferred subject to the requirements of Rule 144.  We have not agreed to register any additional outstanding shares of our common stock under the Securities Act.

Holders

We have issued an aggregate of 27,530,600 shares of our common stock to approximately 60 record holders.

Dividends

We have not paid any dividends to date, and have no plans to do so in the immediate future.

Recent Sales of Unregistered Securities

None

Purchases of Equity Securities

The Company has never purchased nor does it own any equity securities of any other issuer.

ITEM 6.  SELECTED FINANCIAL DATA

Year Ended	6/30/2009	6/30/2008

Revenues	1,929,265	1,199,116
Net Loss	(1,207,406)	(42,638)
Net loss per share	(0.05)	(0.00)
Weighted average no shares	26,000,000	26,000,000
Stockholders' deficiency	(1,211,232)	(40.039)
Total assets	45,320	67,695
Total liabilites	1,256,551	107,734

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our financial statements and the notes thereto.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND USE OF TERMS

This annual report contains forward-looking statements, which reflect our views with respect to future events and financial performance.  These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements.  These forward-looking statements are identified by, among other things, the words “anticipates”, “believes”, “estimates”, to expects”, “plans”, “projects”, “targets” and similar expressions.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future. Except as otherwise indicated by the context, references in this report to:

Overview

Our Background and History

Business of Mikojo.

Mikojo Pty. Ltd., an Australian corporation (“Mikojo (Aust)”), was founded in 2007.  In 2008, Mikojo (Australia) launched a federated Internet search engine and has entered into a Search Distribution Agreement (“SDA”) with InfoSpace Europe Limited (“InfoSpace”) wherein InfoSpace has agreed to permit Mikojo (Aust) to incorporate certain search content and services into Mikojo (Aust)’s website.  InfoSpace is a distributor of Google web content and has certain proprietary metasearch technology that combines the top results from the leading search engines (such as Google and YaHoo).  Pursuant to the terms of the SDA, Mikojo (Aust) utilizes this search technology on its Mikojo.com website and has a revenue sharing agreement with respect to advertising revenues which are developed through its website.  InfoSpace has established long-term advertising distribution contracts with various companies, including Google, Inc. and also has strategic advertising partnerships with MicroSoft, Yahoo, LookSmart and others.

On March 17, 2009, Mikojo (Aust) contributed all of its assets, including but not limited to its rights under the SDA, to Mikojo.  Thereafter, Mikojo began generating cash flows pursuant to the terms of the SDA.  Essentially, by indirectly acting as a distributor of advertising links originated by Google, Mikojo is compensated by InfoSpace based on the revenues it receives from Google calculated based on an “clicks” on such advertising generated through the Mikojo website. Mikojo then, in turn, may provide the click to other third party search engines (for example, YaHoo), for which it would also receive credit toward the generation of additional revenues.  Subsequent to the contribution of assets, the Company has recognized minimal revenues as the Company has been in the process of upgrading its infrastructure and has yet to raise capital to fund further advertising.

Mikojo’s only current customer is InfoSpace, which client relationship is governed by the SDA.  The SDA has a three-year term expiring on March 1, 2012 and is exclusive for that period.  Mikojo has negotiated certain similar agreements with YaHoo, Inc., Looksmart, Ltd., and others., however, due to the aforementioned exclusivity agreement with InfoSpace, such other agreements will be utilized only if the agreement with InfoSpace is terminated.

LOBIS, Inc., a Delaware corporation (“LOBIS”), was formed in 2008 for the purpose of acquiring certain assets and patented technology from Computing Services Support Solutions, Inc. (“C3S”).  Pursuant to the terms of an Asset and Patent Purchase Agreement (“LOBIS APA”) with C3S, LOBIS agreed to acquire C3S’TriggerWare™ Server and Software (which is covered by US Patent No. 6,629,106 B1), subject to the terms and conditions of that agreement. A more detailed description of the TriggerWare™ software is in Management’s Discussion and Analysis or Plan of Operation, below.  On March 17, 2009, LOBIS contributed all of its assets and Mikojo assumed all of LOBIS’ liabilities, including LOBIS’ rights and responsibilities under the LOBIS APA.  Ownership of the patent for the TriggerWare™ technology remains vested in C3S until certain additional payments are made to C3S pursuant to the terms of the LOBIS APA.

Mikojo’s mission is bring together the Internet distribution contracts owned by Mikojo (Aust) and the rights related to the TriggerWare™ technology owned by LOBIS to develop and provide the best possible search engine user experience on the Internet by revolutionizing Internet search and decision-making and providing users with a simple interface to retrieve decision-enabling, semantics-based information in real-time.

Background of Transaction.

Mikojo Incorporated, a Delaware corporation (“Mikojo”) was formed on February 20, 2009 to enter into asset contribution transactions with Mikojo (Aust) and LOBIS.  On March 2, 2009, Mikojo issued 2,000,000 shares of its common stock par value $0.0001 to its founder, Accelerated Venture Partners, LLC for a total consideration of $200.00.  Pursuant to the terms of a Contribution to Controlled Corporation Agreement between Mikojo and Mikojo (Aust) and LOBIS and separate Common Stock Purchase Agreements between Mikojo and Mikojo (Aust) and LOBIS, respectively (all agreements dated as of March 17, 2009), Mikojo (Aust) and LOBIS agreed to contribute all of their assets to Mikojo Incorporated as consideration for the purchase of an aggregate of 24,000,000 common shares of Mikojo (each party received 12,000,000 common shares), with a stated face value of $0.0001 per share.  These shares were then distributed to the shareholders of Mikojo (Aust) and LOBIS, respectively, on a pro-rata basis.  The principal asset contributed by Mikojo (Aust) was its SDA with InfoSpace, Inc.  The principal asset contributed by LOBIS was its rights pursuant to the LOBIS APA (principally its rights relative to the TriggerWare™ Server and Software).  Subsequently, Mikojo engaged Clifton Gunderson LLP, an independent valuation firm, to perform a valuation engagement and provide conclusions of value and a detailed report to assist Mikojo’s management in the determination of the fair value of the assets being contributed by Mikojo (Aust) into Mikojo pursuant to Statement of Financial Accounting Standards No. 141(R), Business Combinations, (“SFAS 141(R)”), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) as of March 17, 2009.  Mikojo did not cause an independent analysis to be performed with respect to the assets contributed by LOBIS.

Thereafter, pursuant to the terms of the Merger Agreement, on July 20, 2009 Merger Sub merged with and into Mikojo, with Mikojo remaining as the surviving corporation with the stockholders of Mikojo exchanging all of their stock in Mikojo for a total of 26,000,000 shares of common stock of LG.   Immediately prior to the Merger, certain existing shareholders of LG tendered a total of 29,360,500 shares of LG’s common stock to the company for cancellation, leaving 1,530,600 issued and outstanding LG common shares including 1,000,000 shares of Common Stock which were escrowed pursuant to the promissory notes issued by the Company.  As a result, following the Merger LG had 27,530,000 shares of its common stock issued and outstanding, of which 98% were held by the former shareholders of Mikojo. Following the closing of the Merger, LG’s name will be changed to Mikojo Incorporated  Upon completion of the Merger, we adopted Mikojo’s business plan.

On September 11, 2009, LG completed a merger with and into its wholly-owned subsidiary, Mikojo Incorporated, a Delaware corporation , which resulted in (a) a change of domicile of the Company from the State of Colorado to the State of Delaware; (b) a change of the name of the company from LG Holding Corporation to Mikojo Incorporated; (c) the right of each holder of the Company’s common shares to receive one (1) share of Mikojo Incorporated common stock, par value $0.0001 per share,  for each one (1) share of the common stock of LG Holding Corporation, par value $0.001 per share, owned by the holder as of the effective time of the Merger; (d) the persons presently serving as the Company’s executive officers and directors serving in their same respective positions with Mikojo; and (e) the adoption of Mikojo’s Certificate of Incorporation under the laws of the State of Delaware, pursuant to which our authorized capital stock will be 100,000,000 shares, consisting of 100,000,000 shares of common stock, par value $0.0001 per share and no preferred stock and   the adoption of new Bylaws under the laws of the State of Delaware.

In connection with the merger, on July 20, 2009 (following the date of the Balance Sheet included in this report) Mikojo agreed to pay certain prior shareholders of LG an aggregate of $400,000 for expenses incurred in connection with the merger transaction and cancellation of certain previously outstanding LG shares as detailed above.  In this connection, Mikojo paid a non-refundable fee of $25,000 with the balance due of $375,000 to be paid to such shareholders within 90 days of the closing of the merger and evidenced by a promissory note or notes in favor of such shareholders. Should the $375,000 payment not be made within 90 days of the merger closing, Mikojo agreed to pay a $100,000 penalty increasing the amount due to $475,000. Furthermore if the payment (including penalty) is not paid within 120 days of the merger closing, the noteholder(s) have an option to convert the note(s) pro rata into an aggregate of 1,000,000 shares of he surviving company’s common stock.

Ultimately, it is Mikojo’s plan to develop the commercialization of its TriggerWare software as a pioneering semantics-based search software vehicle, while continuing to generate cash flow from Internet advertising, as further described herein.

Summary Overview

The Opportunity

The Internet has become indispensable to decision making. Search technologies, exemplified by Google, are an integral part of the process of finding data by locating individual web pages that contain specified keywords. Typical search engines in the market are keyword-based and fall well short of being able to capture enough of the structure and meaning of web pages to enhance user decision-making and productivity. Current solutions do not exploit the semantics of web pages and importantly, the results of a search are presented primarily as simply a list of URLs. Users must read the pages in detail to interpret the results, and if a decision requires correlating information from more than one page, the process is manual and tedious.

The Kelsey Group estimates that $45B will be spent on Internet advertising in 2009, growing to $147B by 2012, with the ability to provide a much higher level of targeting relative to offline advertising. Mikojo will focus on those users who use the Web to make real-time, personal or business decisions. The company believes that there is great business potential to provide decision makers a viable technological alternative to move significantly beyond a simple keyword search.

The Solution

Mikojo’s patented TriggerWare™ technology is built on extracting relations (tables) from seemingly unstructured data sources, including web pages, documents, databases, spreadsheets, etc. This is done by creating or supplying “metadata” about each data source. With TriggerWare™, metadata need not be stored with the data source itself. Mikojo’s technology makes it possible to view any collection of arbitrary data sources as a set of tables in a “virtual” relational database. Once a virtual database is defined, one can define queries over the tables in the database.

The TriggerWare™ query language, similar to SQL (Structured Query Language), provides a more semantically-based paradigm for search than a simple keyword search. As queries involve different tables from different web pages, answers to queries require semantic processing of information from different web pages. The company believes that no current search engine can integrate information from multiple web pages in a semantically significant manner. TriggerWare™ provides smart alerts over complex queries, enabling users to see the answer to their queries, and be notified when such information changes.

Competitors

The current state-of-the-art in search engines is the keyword search. Established companies (Google, Yahoo, MSN, etc.) use keyword-based search indexing. Federated search engines aggregate the results of keyword search engines. Newer start-ups (Hakia, PowerSet, Radar Networks, etc.) use either natural language understanding or use OWL/RDF to represent metadata. Vertical search engines license keyword search technology, but are not unique. Mikojo provides relational metadata for web pages where possible, and once accomplished, provides users the ability to formulate search queries and get accurate, semantics-based answers to those queries – not just a list of URLs ordered by relevancy. Domain-specific aggregators (Travelocity, Orbitz, Priceline, Vegas.com, etc.) are web-based applications that aggregate different databases on the backend, whereas TriggerWare™ provides an open-ended query language in which information from small and large providers can be integrated on the fly. Mikojo search queries can therefore combine data from many web pages.

Mikojo’s patented TriggerWare™ technology will enable the first commercially viable realization of the Semantic Web, using relations, rather than objects. Relations are well understood, and relational query languages are in common use, making adoption and acceptance more likely and less expensive.

Raising Additional Capital

The company intends to seek to raise an additional $35 million investment to accomplish the following:

•	Complete development of tools and to extract relational metadata from web pages

•	Launch a large-scale metadata creation and maintenance facility offshore
•	Grow revenues from advertising and federated search for short and medium-term growth
•	Continue development of necessary GUI enhancements to make technology easy to use
•	Launch marketing, sales, and business development efforts to create opportunities for semantics-based search in enterprise search and in vertical search markets
•	Build the Information Technology infrastructure to support our search engine model

There is no guarantee that the company will be able to raise such additional capital or any portion thereof or whether the terms and conditions of raising such capital will be favorable to the company.  It is likely that the raising of any additional capital will result in significant and substantial dilution to current shareholders.

Detailed Overview.

Opportunity & Vision

The Internet has increasingly become the primary source of data for all kinds of users to render decisions.  Further, these decisions usually require the ability to process the data semantically and to correlate such semantic information from different data sources.  The current state of the art in data discovery and information retrieval is the typical Internet search engine, typified by Google and Yahoo.  They are able to perform keyword-based search on single data sources.  Such tools do not provide the kinds of semantic “information” or “knowledge” that one can use to render decisions and get work done that often require integration of multiple data sources or deeper understanding of the semantics of data.

For example, assume an Internet end-user would like to go to Las Vegas using the cheapest mode of transport to browse through homes for sale, and perhaps attend a couple of open houses for homes in the range of $ 500,000 to $ 600,000.  One possible way to do this is to use Google to search for keywords: “open house Las Vegas”, which may return a page that contains a list of properties for sale in the Las Vegas area.  The user might then find the open house schedules for the properties in the appropriate price range, and note down the dates that are convenient.  Then, the user might take those dates and use a travel site to book the tickets to Las Vegas – but travel sites do not typically include bus and train schedules as part of their offering.  As a result, the user may need to separately search the costs for those modes of transport.  Google cannot provide these types of correlation tasks.

Keyword-based search engines work adequately for casual browsing and learning situations.  However, for most purpose-driven users who need to make key personal or business decisions, utilizing current search engines to carry out their tasks can be very tedious.  As illustrated by our example scenario above, the limitations of keyword-based search engines become clear:

•
Lack of Semantics: the keyword-based search engines have excellent indices to compute the set of URLs that contain a set of keywords.  However, they are simply not equipped to handle deeper semantic questions, such as finding the cheapest item, or the youngest person, or comparing two numbers to determine which one is higher or lower, and so on.  Much of the web has structure and deeper semantics.  Treating the entire web as though it is unstructured and cannot represent anything other than as a set of indexed keywords misses a large opportunity to fundamentally alter how people find and manipulate data on the Internet.

•
Ambiguity of User Intent: in order to simplify user interaction, keyword search engines allow the user to enter a few words, and can present results.  Unfortunately, the problem is that words can be ambiguous in terms of conveying user intent.  Trying to infer user intent from such limited inputs often leads to unsatisfactory results.

•
Results are Individual URLs: keyword search engines invariably present search results as a set of individual URLs.  It is up to the user to read through the document for each result URL to interpret its contents semantically.  Moreover, if the deeper question in the user’s mind involves correlation and reasoning between information in different URLs, it is up to the user to do it.  The search engine does not support such reasoning. This leads to the tedium of manual cut and paste between different web pages and also having to click through dozens of irrelevant documents to find the few that are related to the actual question the user has in mind.

General Semantics-Based Search

The flagship product in the proposed Mikojo suite of offerings will be generic Internet-based search over all data sources that are metadata-enabled across many different domains.  This type of search would allow users to construct search criteria that have not already been preconceived into specific applications.  For example, in the previous open-house scenario, an end-user could use this facility to quickly find out how to plan his travel to Las Vegas along with specific open house events to attend while in Las Vegas. Generic search using TriggerWare’s query relational query language provides complete flexibility in specifying search criteria.  However, there will be some research and development required to provide an appropriate interface (GUI) to simplify specification of the search criteria in Mikojo’s query language. The interface would eliminate some of the burdens placed on users to define complex queries.  Mikojo intends to develop wizards and interview-oriented interactions to allow typical search users in creating their own queries.

In order for this kind of generic search to be powerful, the TriggerWare™ engine needs metadata for the different data sources of interest in different domains.  Guidance for interesting domains will come from Mikojo’s existing advertising technology base, which provides raw traffic data on the kinds of information that users are targeting.

Enterprise Applications

The Mikojo technology will be particularly useful within enterprise Intranets in integrating their data to deliver semantically powerful search services to the authorized people within the enterprise.  Note that this does not require any special new technology.  Rather than use random web pages as the data sources for Mikojo, this version of the engine will use internal documents.  Note that the documents may be heterogeneous in nature (including text documents, spreadsheets, databases, etc.).  Many organizations are already embarked on a metadata specification initiative.  We believe that specifying relational descriptions of data sources can be incorporated into the structure of these ongoing metadata specification effort.  Security is an important feature of the Enterprise Application.

Vertical Internet Applications

Mikojo believes that there are several lucrative applications that can be constructed from the TriggerWare™ search technology.  These applications target specific “verticals” where there are large commercial opportunities.  The core technology here is the same as the other products described thus far.  The vertical applications are tailored with well-designed GUIs to simplify the user’s experience even further by insulating users from the complexities of defining the search query.

Trip Planner

The Trip Planner is a specific application of the Mikojo technology in the travel and entertainment domain.  This application will be allow consumers to plan their travel itineraries (involving transport, lodging, and entertainment options) all in one.  The data for each of these aspects is currently in different repositories managed (in different ways) by different entities.  The Trip Planner will provide facilities for users to seamlessly plan their itineraries without having to deal with the painfully tedious problem manual integration of dates and costs for various components of their travel and entertainment itineraries.  The application will support various common scenarios:

•	Amanda is planning a business trip to Dallas, and would like to explore travel, lodging, and entertainment options to construct an integrated itinerary that optimizes use of her time while in Dallas;

•
Bill knows his 10th wedding anniversary is coming up, and would like to surprise his wife by taking her to see Elton John perform in Las Vegas on the date of the anniversary.  He  needs to find the most affordable overall trip that includes this concert without having to go to multiple web sites.

Comparison Shopper

The Mikojo Comparison Shopper allows consumers to conduct semantically-based searches over multiple vendors for different products and commodities prior to making a purchase.  The Comparison Shopper site is designed to be a “must visit” Internet destination for anyone planning any kind of purchase online.  Scenarios supported would include:

•
Charles is planning to buy a HD TV, and has been researching it for a month.  He knows exactly the specs for the TV he wants, but does not know which vendor will give him the best deal on a combination of TV, shipping, and 5-year warranty.

•
Diana forgot about her nephew’s birthday.  She knows the kid would love a WII game, but she discovers it is not easy to find a WII vendor.  She would like to find a WII vendor that will ship her the WII game as rapidly as possible.  She is not too concerned about price.

Social Networking

Mikojo management believes that, given the explosive growth in social networks like Facebook and Twitter, and professional networks such as LinkedIn, there will be potentially lucrative applications of semantics-based search in this universe.  As people rely upon these informal networks to carry out more activities, a need will arise to apply to search for more complex conditions within the social network universe or to automate specific parts of processing based on what happens in a social network.  TriggerWare™ search tools can brings semantics and automated event-triggered processing to the relatively unstructured social networks.

Mikojo will dedicate business development and marketing resources to exploring opportunities to deploy innovative, semantics-based applications within the social networking world.

Personal Search Assistant

The Personal Search Assistant will be a downloadable version of the Mikojo engine designed to work with the documents on one’s own disk.  There are two primary functions that the Personal Search Assistant can perform:

•	Local Search Services: in this category, the user can search the local disk for semantically-based search criteria, expressed as a query

•
Alert Support:  Alerts are computationally intensive to support because one needs to store in memory prior answers to questions in order to support alerts to changes in the answer to a question.  The user can utilize his own Personal Search Assistant to handle the computations necessary to perform alerts, rather than the central MIKOJO server.

The Personal Search Assistant will initially be distributed for the Windows platform.  Subsequent versions will be devised for the UNIX and Macintosh platforms.

Market Strategy

Mikojo currently generates revenues from its SDA with InfoSpace.  Mikojo’s business strategy is to use the net income from this revenue stream and additional outside capital to fund the activities necessary to create the infrastructure to deploy the products and services utilizing the TriggerWare™ software.  Developing the next generation search technologies and services in this manner supports Mikojo’s goal of achieving long-term competitiveness in the search market, rather than relying solely on its advertising revenues.

Target Markets

The target markets for the Mikojo technologies are:

•	General semantics-based search engine: targets all Internet users who are driven by the need to render decisions. This technology will be monetized by advertising revenues.

•	Enterprise Applications: Large organizations that have a need to deploy advanced search applications within their corporate Intranets.

•	Vertical Applications: Trip Planner, Comparison Shopper, Social Networking and the like

•
Personal Search Assistant: This product would be made available to any user interested in downloading it.  Once TriggerWare™ becomes a pervasive semantics-based search platform, this mode of deploying TriggerWare™ will accelerate market penetration and branding.

Critical Accounting Policies and Estimates

     The discussion and analysis of our financial condition and results of operations is based upon our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. Currently, our only estimate is that of depreciation expense. We base our estimates on historical experience and on other assumptions that we believes to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended June 30, 2009, relative to our ability to continue as a going concern. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.  Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment. Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations. We will need to raise additional investment capital to fund our operations beyond that date and until we can operate on a cash flow positive basis. There is no guarantee that we will be able to obtain such additional funding or that any funding will be offered on terms and conditions which are acceptable to us.

     Fair Values of Financial Instruments

     At June 30, 2009, fair values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximate their carrying amount due to the short period of time to maturity.

     Property and equipment

     We record property and equipment at cost and calculate depreciation using the straight-line method over the estimated useful life of the assets, which is estimated to be three years. Expenditures for maintenance and repairs, which do not improve or extend the expected useful life of the assets, are expensed to operations while major repairs are capitalized. The gain or loss on disposal of property, plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets, and, if any, is recognized in the statements of operations.

     Stock-based compensation

     As of January 1, 2006, SFAS No. 123R, Share-Based Payment, became effective for all companies and addresses the accounting for share-based payment transactions. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. We have never implemented a stock option plan nor have we ever issued stock in lieu of compensation to anyone. As such, this pronouncement has no impact on these financial statements but its provisions will apply to the extent we engage in such activities in the future.

Results of Operations

Year  Ended June 30, 2009 Compared to Year Ended June 30, 2008.

The following table summarizes the results of our operations during the year ended June 30, 2009, and 2008 and provides information regarding the dollar and percentage increase or (decrease) from the year ended June 30, 2009 to the same period of 2008.

	6/30/09	6/30/2008	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	1,929,265	1,199,116	730,149	60.9%
Cost of Services	924,380	929,511	(5,131)	(0.5)%
Selling, General and Administrative Expense	955,320	300,296	655,024	218.1%
Interest expense	1,750	403	1,347	334.2%
Depreciation & amortization	5,222	-	5,222	-
Interest income & other	36,312	(2,884)	39,196	-
Net loss	(1,207,406)	(42,638)	1,164,768	-
Loss per common share	(0.05)	(0.00)

We had revenues of $1,929,265 for the year ended June 30, 2009, compared to revenues of $1,199,116 during the same period in 2008.  Our revenues increased by $730,149 or 60.9% in the year ended June 30, 2009 primarily due to increased advertising sales.

Our cost of services for the year ended June 30, 2009 was $924,380 as compared to $929,511 during the same period in 2008. Our cost of coods sold remained relatively stable from year to year despite our increased sales.

Selling, general and administrative expenses increased by $655,024 or 218.1%, to $955,320 in the year ended June 30, 2009 compared to $300,296 in the same period in 2008. The change is primarily due to the write-off of accounts receivable in the amount of $647,193.

During the year ended June 30, 2009, the Company wrote off the full value of the software assets acquired from Computing Services Support Solutions, Inc. which had been valued at $1,250,000.

Interest expense for the year ended June 30, 2009 was $1,750 and interest expense in the same period of 2008 was $403. Interest expense increased $1,347 or 334.2% in the year ended June 30, 2009 mainly due to increased borrowings.

During the year ended June 30, 2009 we had a net loss of $1,207,406 compared with a loss of $(42,638) for the same period in the prior year. The increase in our loss is primarily due to the write-off of acquired in process research and development cost in the amountof $1,250,000.

Loss per common share for the year ended June 30, 2009 was $(0.05) as compared to a loss of $(0.00) during the same period of 2008.

Cash Flow Items
The following table provides the statements of net cash flows for the year ended June 30, 2009 and June 30, 2008:

	Year Ended June 30,
	2009	2008
Net Cash Provided By (used in) Operating Activities	(36,487)	9,361
Net Cash Used in Investing Activities	-	(8,352)
Net Cash Provided by (used in) Financing Activities	(9,504)	18,655
Net Increase (decrease) in Cash and Cash Equivalents	(9,777)	16,781
Cash and Cash Equivalents - Beginning of Period	16,781	-
Cash and Cash Equivalents - End of Period	7,003	16,781

We used $36,487 of cash from our operating activities during the year ended June 30,2009 as compared to $9,361 cash provided during the year ended June 30, 2008.  The difference of $45,848 is mainly attributable to payment of amounts due from prior periods.

We did not expend any amounts on account of investing activities during the year ended June 30, 2009, as compared to $8,352 used in the prior year ending June 30, 2008.

We used a net $9,504 from financing activities during the year ended June 30, 2009 as compared to providing $18,655 during the year ended June 30, 2008.  The change is primarily due to the repayment of $9,504 of shareholder loans.

Balance Sheet Items

As of June 30, 2009, we had total current assets of $41,466, as compared to $58,620 as of June 30, 2008.  Our total assets as of June 30, 2009 were $45,320 as compared to $67,696 as of June 30, 2008.  We had total current liabilities of $1,256,551 as of June 30, 2009 as compared to $107,734 as of June 30, 2008.

As of June 30, 2009, our total Stockholders’ Deficiency was $(1,211,232) as compared to a Stockholders’ Deficiency of $(40,039) at June 30, 2008.

Liquidity and Capital Resources

As of June 30, 2009, we had $7,003 cash, a working capital deficit of $1,215,085 and an accumulated retained loss of $(1,247,161) through June 30, 2009.  Our operating activities used $36,487 in cash for the fiscal year period ended June 30, 2009.

Management believes that the Company will require a significant cash infusion over the next twelve months.  Historically, we have depended on loans from our principal shareholders and their affiliated companies to provide us with working capital as required.  There is no guarantee that such funding will be available when required and there can be no assurance that our stockholders, or any of them, will continue making loans or advances to us in the future.

We believe that the level of financial resources is a significant factor for our future development, and accordingly we may choose at any time to raise capital through private debt or equity financing to strengthen its financial position, facilitate growth and provide us with additional flexibility to take advantage of business opportunities. However, we do not have immediate plans to have a public offering of our common stock.  There is no guarantee that any of these efforts to raise capital will be successful.

Loans Payable

Notes Payable to shareholders consist of $6,551 in loans made by an officer and shareholder of the Company to the Company. These loans bear interest at 5% per annum, are unsecured and due and payable upon demand.

Long-Term Debt

None.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Seasonality

Our operating results are not affected by seasonality.

Inflation

Our business and operating results are not affected in any material way by inflation.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below are the audited financial statements for the Company as of and for the fiscal years ended June 30, 2009 and 2008 and the reports thereon of Paritz & Co., P.A.

MIKOJO INCORPORATED

FINANCIAL STATEMENTS

INDEX

Page Number

INDEPENDENT AUDITORS' REPORT	F-1

FINANCIAL STATEMENTS:

Balance Sheets at June 30, 2009 and June 30, 2008	F-2

Statement of Operations for the years ended June 30, 2009 and June 30, 2008	F-3

Statement of Stockholders' Deficiency for the years ended June 30, 2009 and 2008	F-4

Statement of Cash Flows for the years ended June 30, 2009 and 2008	F-5

Notes to Financial Statements for period ended June 30, 2009	F-6 to F-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
MIKOJO INCORPORATED:

We have audited the accompanying balance sheet of MIKOJO INCORPORATED as of June 30, 2009 and 2008, and the related statements of operations, changes in shareholders’ equity (deficit), and cash flows for the years ended June 30, 2009 and 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MIKOJO INCORPORATED as of June 30, 2009 and 2008, and the results of its operations and its cash flows for the years ended June 30, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred operating losses since inception and has a net capital deficit at June 30, 2009, which raises substantial doubt about its ability to continue as a going concern.  Management’s plan in regard to these matters is also discussed in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Co.

Paritz & Co.
Hackensack, NJ
October 20, 2009

MIKOJO INCORPORATED
Consolidated Balance Sheets

	June 30, 2009	June 30, 2008

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,003	$16,781
Account receivables	-	38,148
Subscription receivable	-	2,504
Tax receivable	-	1,187
Deposits	34,463	-

Total Current Assets	41,466	58,619

PROPERTY AND EQUIPMENT, net	-	5,222

OTHER ASSETS
Other sundry current assets	3,854	3,854

TOTAL ASSETS	$45,320	$67,695

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$-	$68,843
Accrued expense	-	22,836
Notes payable	1,250,000
Notes payable-shareholders	6,551	16,055

TOTAL CURRENT LIABILITIES	1,256,551	107,734

STOCKHOLDERS' DEFICIENCY
Common stock, $0.0001 par value, 100,000,000 shares authorized, 26,000,000 shares issued and outstanding at June 30, 2009 and June 30, 2008, respectively	2,600	2,600
Accumulated Deficit	(1,247,161)	(39,755)
Accumulated other comprehensive income or (loss)	36,212	(2,884)

Total Stockholders' Deficiency	(1,211,232)	(40,039)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$45,320	$67,395

The accompanying notes are an integral part of the financial statements.

MIKOJO INCORPORATED
Consolidated Statements of Operations

	For the year ended June 30, 2009	For the year ended June 30, 2008

SALES	$1,929,265	$1,199,116

COST OF SALES	924,380	929,511
Gross Profit:	$1,004,886	$269,605

EXPENSES
General and Administrative Expenses	$955,320	$300,296
Write-off of acquired in process research and development cost	1,250,000	-
Depreciation expense	5,222	-

LOSS FROM OPERATIONS	$(1,205,656)	$(30.691)

OTHER INCOME (EXPENSES)
Interest income (expense)	(1,750)	(403)
Provision for Income Taxes	-	8,661

Net Loss	$(1,205,406)	$(39,755)

Other Comprehensive Income (Loss)	$36,212	$(2,884)

Comprehensive Loss	$(1,171,193)	$(42,638)

PER SHARE DATA:

Basic loss per common share	$(0.05)	$(0.00)

Weighted Average Common Shares Outstanding	26,000,000	26,000,000

The accompanying notes are an integral part of the financial statements.

MIKOJO INCORPORATED
Consolidated Statements of Stockholders' Deficiency

	Common Shares	Common Stock	Accumulated Deficit	Accumulated Other Comp. Income	Total Stockholders' Deficiency

Balance, July 1, 2007	-	$-	$-	$-	$-

Sale of common stock	26,000,000	2,600	-	-	2,600

Net loss for the year ended June 30, 2008	-	-	(39,755)	-	(39,755)

Foreign currency translation adjustment	-	-	-	(2,884)	(2,884)

Balance—June 30, 2008	26,000,000	$2,600	$(39,755)	$(2,884)	$(40,039)

Net loss for the year ended June 30, 2009	-	-	(1,207,406)	-	(1,207,406)

Foreign currency translation adjustment	-	-	-	36,212	36,212

Balance, June 30, 2009	26,000,000	$2,600	$(1,247,160)	$33,328	$(1,211,232)

The accompanying notes are an integral part of the financial statements.

MIKOJO INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended June 30, 2009	For the year ended June 30, 2008

OPERATING ACTIVITIES
Net Loss	$(1,207,406)	$(39,755)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	5,222	3,130
Note payable	1,250,000	-
Changes in operating assets and liabilities
Accounts receivable	38,148	(38,148)
Deposits	(34,463)	-
Subscription receivable	2,504	(2,504)
Tax receivable	1,187	(1,187)
Other sundry current assets	-	(3,854)
Accounts payable	(68,843)	68,843
Accrued expense	(22,836)	22,836

Net cash provided by (used in) operating activities	$(36,487)	$9,361

INVESTING ACTIVITIES
Purchase of property and equipment	$-	$(8,352)

Net Cash provided by (used in) Investing activities	$-	$(8.352)

FINANCING ACTIVITIES
Loans (Repayments)--shareholders	$(9,504)	$16,055
Sale of common stock	-	2,600
Net Cash provided by (used in) Financing Activities	$(9,504)	$(18,655)

Effect of exchange rate changes on cash and cash equivalents	$36,212	$(2,884)

NET INCREASE (DECREASE) IN CASH	$(9,778)	$16,781
CASH AT BEGINNING OF PERIOD	$16,781	-
CASH AT END OF PERIOD	$7,003	$16,781

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Paid For:	$-	$-
Interest expense	$-	$-
Income Taxes
Non Cash Financing Activities:
Notes payable issued in exchange for acquired in process research and development costs	$1,250,000	$-

The accompanying notes are an integral part of the financial statements.

MIKOJO INCORPORATED

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009
(AUDITED)

1             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Business Description

Mikojo Incorporated, a Delaware corporation (“Mikojo”) was formed on February 20, 2009 to enter into asset contribution transactions with Mikojo (Aust) Pty. Ltd., an Australian entity and LOBIS, Inc.  On March 2, 2009, Mikojo issued 2,000,000 shares of its common stock par value $0.0001 to its founder, Accelerated Venture Partners, LLC for a total consideration of $200.00.  Pursuant to the terms of a Contribution to Controlled Corporation Agreement between Mikojo and Mikojo (Aust) and LOBIS and separate Common Stock Purchase Agreements between Mikojo and Mikojo (Aust) and LOBIS, respectively (all agreements dated as of March 17, 2009), Mikojo (Aust) and LOBIS agreed to contribute all of their assets to Mikojo Incorporated and Mikojo Incorporated agreed to assume all liabilities of Mikojo (Aust) and LOBIS as consideration for the purchase of an aggregate of 24,000,000 common shares of Mikojo (each party received 12,000,000 common shares), with a stated face value of $0.0001 per share.  These shares were then distributed to the shareholders of Mikojo (Aust) and LOBIS, respectively, on a pro-rata basis.  The principal asset contributed by Mikojo (Aust) was an agreement with InfoSpace, Inc.  The principal asset contributed by LOBIS was certain contract rights with respect to the acquisition of certain intellectual property owned by a third party.  The accompanying financial statements include the operations of Mikojo (AUST) for the period from its inception (August 7, 2007) to June 30, 2009.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s accounts at these institutions may, at times, exceed the federally insured limits. The Company has not experienced any losses in such accounts. Cash equivalents consist primarily of money market funds.

Revenue recognition

Revenue is recognized on a monthly basis as realized and earned, on an accrual basis. Revenue recognized to date is composed primarily of advertising revenue for advertisements placed through the Company’s web site.

MIKOJO INCORPORATED

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009
(AUDITED)

1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON’T)

Property and Equipment

Property and equipment are recorded at cost. Depreciation is recognized for financial reporting purposes on the straight-line method in amounts sufficient to amortize the cost of the related asset over its estimated useful life.

Maintenance, repairs and minor renewals are charged to expense when incurred. Replacements and major renewals are capitalized.

Research and Development

The Company charges all research and development costs to expense as incurred.

Recent Accounting Pronouncements

As of January 1, 2006, SFAS No. 123R, Share-Based Payment, became effective for all companies and addresses the accounting for share-based payment transactions. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. The Company does not maintain a stock option plan and, therefore, this pronouncement has no impact on these financial statements.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB agreed to delay the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. As of December 31, 2007, the Company’s fair values of its financial assets and liabilities, which consist of cash and cash equivalents, accounts payable and notes payable, approximate their carrying amount due to the short period of time to maturity.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”. This statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value.  A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS 159 will have on its results of operations and financial position.

MIKOJO INCORPORATED

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009
(AUDITED)

1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON’T)

In December 2007, FASB issued SFAS No. 160 (“SFAS 160”), “Interests in Consolidated Financial Statements — an amendment of ARB No. 51”, which impacts the accounting for minority interest in the consolidated financial statements of filers. The statement requires the reclassification of minority interest to the equity section of the balance sheet and the results from operations attributed to minority interest to be included in net income. The related minority interest impact on earnings would then be disclosed in the summary of other comprehensive income. The statement is applicable for all fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this standard will require prospective treatment. The Company is currently evaluating the effect that the adoption of SFAS 160 will have on its results of operations and financial position. However, the adoption of SFAS 160 is not expected to have a material impact on the Company’s financial statements.

In December 2007, FASB issued SFAS No. 141R (“SFAS 141R”), “Business Combinations”, which impacts the accounting for business combinations. The statement requires changes in the measurement of assets and liabilities required in favor of a fair value method consistent with the guidance provided in SFAS 157 (see above).  Additionally, the statement requires a change in accounting for certain acquisition related expenses and business adjustments which no longer are considered part of the purchase price.  Adoption of this standard is required for fiscal years beginning after December 15, 2008. Early adoption of this standard is not permitted. The statement requires prospective application for all acquisitions after the date of adoption. The Company is currently evaluating the effect that the adoption of SFAS 141R will have on its results of operations and financial position. However, the adoption of SFAS 141R is not expected to have a material impact on the Company’s financial statements.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”.  This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”, and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension.  Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS No. 142’s entity-specific factors.  This standard is effective for fiscal years beginning after December 15, 2008, and is applicable to the Company’s fiscal year beginning January 1, 2009.  The Company does not anticipate that the adoption of this FSP will have an impact on its results of operations or financial condition

Stock Based Compensation

The Company has adopted SFAS 123 (R) "Share-Based Payment", which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) is effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. Depending upon the number of and terms for options that may be granted in future periods, the implementation of this standard could have a significant non-cash impact on results of operations in future periods.

MIKOJO INCORPORATED

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009
(AUDITED)

1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON’T)

During the year ended June 30, 2009, there were no stock options granted or outstanding.

2             NOTES PAYABLE SHAREHOLDERS

As of June 30, 2009, the founders of the Company provided loans to the Company for operating purposes. Interest for these loans has been recorded as an expense and has been accrued at 5% per annum, but not paid, through June 30, 2009.

3             INCOME TAXES

Mikojo (AUST) is subject to taxes in Australia on its Australian operations.  Mikojo Incorporated is subject to taxes in the United States on its U.S. operations.  In general, the tax rate for small businesses is in Austrailia is30%, before permanent credits and incentives of taxable income as defined.  The Company has assumed a tax rate of 40% on its U.S. operations.

4             COMMITMENTS AND CONTINGENCIES

1)
Effective September 22, 2008, LOBIS entered into a Consulting Services Agreement with Accelerated Venture Partners LLC, a company controlled by Timothy J. Neher.  The agreement requires AVP to provide LOBIS with certain financial advisory services in consideration of cash compensation at a rate of $65,000 per month.  The payment of such compensation is subject to the company’s achievement of certain designated milestones detailed in the agreement and a company option to make a lump sum payment to AVP in lieu of all amounts payable thereunder.  This agreement has been assumed by the Company.

2)
Effective February 12, 2009, Mikojo (Aust) entered into a Consulting Services Agreement with Accelerated Venture Partners LLC, a company controlled by Timothy J. Neher.  The agreement requires AVP to provide Mikojo (Aust) with certain financial advisory services in consideration of (a) an option granted by the company to AVP to purchase up to ten percent of the company at a price of $0.0001 per share subject to a repurchase option granted to the company to repurchase the shares in the event the company fails to complete funding as detailed in the agreement and (b) cash compensation at a rate of $150,000 per month (not to exceed $3,000,000 in the aggregate).  The payment of such compensation is subject to the company’s achievement of certain designated milestones detailed in the agreement and a company option to make a lump sum payment to AVP in lieu of all amounts payable thereunder.  This agreement has been assumed by the Company.

MIKOJO INCORPORATED

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009
(AUDITED)

4	COMMITMENTS AND CONTINGENCIES (CON’T)

3)
Effective September 22, 2008, LOBIS entered into a Consulting Services Agreement with James Cates.  The agreement requires Mr. Cates to provide LOBIS with certain financial advisory services in (a) an option granted by the company to Mr. Cates to purchase 3,000,000 shares of the company’s common stock at the then fair market value ($0.0001 at the time), subject to a repurchase option granted to the company to repurchase 2,000,000 of the shares in the event the agreement is terminated for any reason and (b) cash compensation at a rate of $250.00 per hour, not to exceed $30,000 per month.  This agreement has been assumed by the Company.

4)
On September 23, 2008, LOBIS entered into an employment agreement with James Cates to act as the company’s Chief Executive Officer for an “at will” term at a base salary of $350,000 per year, commencing the completion of the company’s first financing.  LOBIS also agreed that senior management of the company would recommend to the company’s board of directors that the company options to Mr. Cates to purchase up to 2,000,000 shares of the company’s common stock pursuant to the terms detailed in the employment agreement.  LOBIS’ obligations under this employment agreement have been assumed by the Company.  The payment of salary and the Company’s obligation to deliver the Company options is contingent on the Company completing a financing.

5)
On October 6, 2008, LOBIS entered into an employment agreement with Dr. K. Narayanaswamy to act as the company’s Chief Technology Officer for an “at will” term at a base salary of $250,000 per year, commencing the completion of the company’s first financing.  LOBIS also agreed that senior management of the company would recommend to the company’s board of directors that the company options to Dr. Narayanaswamy to purchase up to 1,000,000 shares of the company’s common stock pursuant to the terms detailed in the employment agreement. LOBIS’ obligations under this employment agreement have been assumed by the Company. The payment of salary and the Company’s obligation to deliver the Company options is contingent on the Company completing a financing.

6)
On October 6, 2008, LOBIS entered into an employment agreement with Dr. Donald Cohen to act as the company’s Chief Scientist for an “at will” term at a base salary of $250,000 per year, commencing the completion of the company’s first financing.  LOBIS also agreed that senior management of the company would recommend to the company’s board of directors that the company options to Dr. Cohen to purchase up to 1,000,000 shares of the company’s common stock pursuant to the terms detailed in the employment agreement. LOBIS’ obligations under this employment agreement have been assumed by the Company. The payment of salary and the Company’s obligation to deliver the Company options is contingent on the Company completing a financing.

5	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown on the accompanying balance sheet as of June 30, 2009, the Company’s current liabilities exceeded its current assets by $1,215,085 and its total liabilities exceeded its total liabilities by $1,211,231.  As of June 30, 2009 the Company had only $7,003 in cash which may not be sufficient to fund future operations.  These circumstances raise substantial doubt about its ability to continue as a going concern.   The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (CEO), James Cates and our Chief Financial Officer, Timothy Neher, (“CFO”),  have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report (June 30, 2009).  Based on such evaluation, our CEO and Secretary have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are not effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s CEO and Secretary, as appropriate to allow timely decisions regarding required disclosure.  A discussion of the material weaknesses in our control and procedures is described below.

Management’s Report on Internal Control over Financial Reporting

Management of Mikojo Incorporated, which consists primarily of our CEO and CFO are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  The Company’s internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorization of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting at June 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.  During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2008, management identified significant deficiencies  related to (i) the absence of U.S. GAAP expertise of management and the internal accounting staff, (ii) internal audit functions and (iii) the absence of an Audit Committee and (iv) lack of controls relating to the issuance, recording, and control of Company stock and shareholder ledgers all of which contributed to an ineffective system of internal control at June 30, 2009.

Management also identified a material weakness in our internal control over financial reporting in that significant expenditures were made without adequate support documentation.

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was not effective as of June 30, 2009.

In order to correct the above mentioned deficiencies, we plan on taking the following remediation measures:

1) We intend to hire an individual in the accounting area who is familiar with US GAAP and SEC Reporting Requirements.

2) We intend to designate an independent Audit Committee as soon as we can identify appropriate members.

3) We intend to segregate duties and implement appropriate review procedures throughout the accounting and administration controls.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

/S/ James Cates
James Cates
Chief Executive Officer

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the fiscal year ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None

PART III.

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Significant Employees

Set forth below are the names of our directors, officers and significant employees, their ages, all positions and offices that they hold with us, the period during which they have served as such, and their business experience during at least the last five years.

     Our senior management is composed of experienced individuals with significant management experience. As of September 30, 2009, our executive officers, and directors were:

Name	Age	Position
James E, Cates	63	President, Chief Executive Officer, Secretary, Director
Adam Nettlefold	26	Chief Operating Officer, Director
Timothy Neher	43	Chief Financial Officer, Treasurer, Director
Daniel Benton	34	Director
Dr. K. Narayanaswamy	53	Chief Technology Officer

The biographies of each of our executive officers and directors are as follows:

Jim E. Cates

Jim Cates has been President and Chief Executive Officer, Secretary and a Director of Mikojo, Inc. since 2009.  He has a 30-year career as a high-level executive in software technology companies.  He has a track record of successfully leading large and small software companies in fulfilling their technology and business missions, and aligning business needs with technology investments.  He holds an M.S. Degree in Computer Science from Ohio State University, and is the co-author of two books: "Climbing the Ladder of Business Intelligence" and "CIO Wisdom".  He has worked at key executive positions in some of America's best-known technology companies, including IBM, Silicon Graphics, Synopsys, and Altera.  At IBM 1971 to 1992, he managed many development projects in the areas of high-level languages, Data Dictionaries and Data Base Systems including the first release of DB2 with SQL. He was responsible for defining the IT strategic direction, architecture strategy, and technology utilization strategy for IBM United States Marketing Division at Silicon Graphics from 1992 to 1994, he was responsible for defining and implementing World Wide Information System strategy, with oversight over fourteen decentralized Business Units.  At Synopsys from 1994 to 1998, he was VP, CIO and Chief Quality Officer, with responsibilities for strategy, budget, and implementation of Worldwide Information Management.  At Altera from 4/2005 to 4/2008, he was VP/ CIO with responsibilities for strategy, budget and implementation of Worldwide Information Management.

Adam Nettlefold

Adam Nettlefold has been Chief Operating Officer and a Director of Mikojo, Inc. since 2009.  He holds a degree in Commerce/Law from Deakin University, Melbourne, Australia and holds a Diploma of Commerce from Melbourne Institute of Business & Technology. Adam founded Mikojo (Aust) in 2007 and grew the company to profitability in less than 12 months. He also co-founded Ikojo.com, an Online Advertising Network start-up. Prior to that he was employed by Google Australia from 2003 to 2005.

Timothy J.Neher

Timothy J. Neher has been Chief Financial Officer, Treasurer and a Director of Mikojo, Inc. since 2009.  Mr. Neher is the founding partner of Accelerated Venture Partners, a venture capital firm based in Foster City, California, and has over 10 years of experience an a merchant banker in connection with the provision of debt and equity financing, mergers and public offering transactions.

Prior to founding Accelerated Venture Partners, Internet Card Present Industries, Pinpointed Solutions and Ipaypod, Timothy was Chairman and CEO of Wherify Wireless, a private to public company from 1999 to 2007.  Other past experience includes roles as VP of Marketing & Sales for CTH Consumer Plastics and VP of Operations for Windy City Product Development.

Daniel Benton

Daniel Benton has been a director of Mikojo Incorporated since 2009.  He completed a Bachelor of Applied Science Biochemistry Swinburne University, Melbourne Australia in 1999.  Immediately thereafter, he moved to Dubai, United Arab Emirates where he worked in the Microbiology Laboratory in the Dubai Equine Hospital and for the Central Veterinary Research Laboratories in Dubai.  In 2004, Mr. Benton returned to Australia and established Benteq Pty Ltd an equine product distribution company.   In July 2008, he joined Mikojo Pty Ltd as head of sales and marketing.

Dr. K. Narayanaswamy

Dr. K. Narayanaswamy has been CTO of Mikojo Inc. since 2009. He completed a PhD in Computer Science from University of Southern California; Swamy has headed up numerous R&D and advanced technology projects.  He has performed leading edge research for projects sponsored by the Defense Advanced Research Projects Agency (DARPA), National Science Foundation (NSF), and the Intelligence Community.  He was one of technical leads behind the development of the TriggerWare™ technology.

    The Board of Directors currently does not have any committees. Following the completion of the Merger and the Financing, we intend to establish audit and compensation committees and such other committees as determined advisable by our Board.

Adam Nettlefold Resignation

The Company accepted the resignation of Adam Nettlefold as a Chief Operating Officer of the Company on October 14, 2009.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, except as set forth herein, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC. Except as described below, none of the directors, director designees or executive officers to our knowledge has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement.

Code of Ethics

Our board of directors has adopted a code of ethics that our principal financial officer, principal accounting officer or controller and any person who may perform similar functions are subject to. Currently James Cates, Timothy Neher, Adam Nettleford, Daniel Benton and Dr. K. Narayanaswamy  are our  only officers and directors, therefore, they are the only persons subject to the Code of Ethics. If we retain additional officers in the future to act as our principal financial officer, principal accounting officer, controller or persons serving similar functions, they would become subject to the Code of Ethics. The Code of Ethics does not indicate the consequences of a breach of the code. If there is a breach, our board of directors would review the facts and circumstances surrounding the breach and take action that it deems appropriate, which action may include dismissal of the employee who breached the code.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act required our executive officers and directors, and person who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the year ended June 30, 2009.

Board Composition and Committees

Our Board of Directors is composed of 4 members who are elected until their successors are duly elected and qualified.

Audit Committee and Audit Committee Financial Expert

We do not currently have an audit committee financial expert, nor do we have an audit committee.  Our entire board of directors currently handle the functions that would otherwise be handled by an audit committee.  We do not currently have the capital resources to pay director fees to a qualified independent expert who would be willing to serve on our board and who would be willing to act as an audit committee financial expert.  As our business expands and as we appoint others to our board of directors we expect that we will seek a qualified independent expert to become a member of our board of directors.  Before retaining any such expert our board would make a determination as to whether such person is independent.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934 requires the Company's officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management's review of these reports during the fiscal year ended June 30, 2009, all reports required to be filed were filed on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION.

     As of June 30, 2009, the Company has paid no compensation to any executive of the Company.

Employment Agreements.

1)
On September 23, 2008, LOBIS entered into an employment agreement with James Cates to act as the company’s Chief Executive Officer for an “at will” term at a base salary of $350,000 per year, commencing the completion of the company’s first financing.  LOBIS also agreed that senior management of the company would recommend to the company’s board of directors that the company options to Mr. Cates to purchase up to 2,000,000 shares of the company’s common stock pursuant to the terms detailed in the employment agreement.  LOBIS’ obligations under this employment agreement have been assumed by the Company. The payment of salary and the Company’s obligation to deliver the Company options is contingent on the Company completing a financing.

2)
On October 6, 2008, LOBIS entered into an employment agreement with Dr. K. Narayanaswamy to act as the company’s Chief Technology Officer for an “at will” term at a base salary of $250,000 per year, commencing the completion of the company’s first financing.  LOBIS also agreed that senior management of the company would recommend to the company’s board of directors that the company options to Dr. Narayanaswamy to purchase up to 1,000,000 shares of the company’s common stock pursuant to the terms detailed in the employment agreement. LOBIS’ obligations under this employment agreement have been assumed by the Company. The payment of salary and the Company’s obligation to deliver the Company options is contingent on the Company completing a financing.

3)
On October 6, 2008, LOBIS entered into an employment agreement with Dr. Donald Cohen to act as the company’s Chief Scientist for an “at will” term at a base salary of $250,000 per year, commencing the completion of the company’s first financing.  LOBIS also agreed that senior management of the company would recommend to the company’s board of directors that the company options to Dr. Cohen to purchase up to 1,000,000 shares of the company’s common stock pursuant to the terms detailed in the employment agreement. LOBIS’ obligations under this employment agreement have been assumed by the Company. The payment of salary and the Company’s obligation to deliver the Company options is contingent on the Company completing a financing.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives, during the fiscal year ended June 30, 2009.

Additional Narrative Disclosures

None.

Director Compensation

We have no standard arrangements in place to compensate our directors for their service as directors or as members of any committee of directors. In the future, if we retain non-employee directors, we may decide to compensate them for their service to us as directors and members of committees.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information with respect to beneficial ownership of our common stock, as of September 30, 2009 by:

•	each beneficial owner of 5% or more of the currently outstanding shares of our common stock;

•	each of our directors;

•	each of our executive officers; and

•	all of our directors and executive officers as a group.

    In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of September 30, 2009 are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name.

     Each stockholder’s percentage ownership is based on 27,530,600 shares of our common stock outstanding as of September 30, 2009.

	Amount and Nature of Beneficial
	Ownership
		Notes Convertible
		and Options and
		Warrants
		Exercisable Within	Percent of
Name of Beneficial Owner	Shares	60 Days	Class
Holders of More than 5%

Accelerated Venture Partners LLC (1) 1840 Gateway Dr. Suite 200 Foster City, CA 94404	10,880,816	0	39.52%

Computing Services Support Solutions, Inc. 5777 W. Century Blvd., Suite 1185 Los Angeles, CA 90045	2,663,016	0	9.67%

Daniel Benton Unit 7/16 Markeri Street Mermaid Beach, QLD, Australia 4218	900,000	0	3.27%

Adam John Nettlefold Unit 7/16 Markeri Street Mermaid Beach, QLD, Australia 4218	5,634,000	0	20.46%

Directors and Executive Officers

James Cates, President, Secretary, CEO 550 Moreland Way, # 1210 Santa Clara, CA 95054	756,168	0	2.75%

Timothy Neher, Treasurer, CFO (1) 1840 Gateway Dr. Suite 200 Foster City, CA 94404	10,880,816	0	39.52%

Adam John Nettlefold, Director
Unit 7/16 Markeri Street Mermaid Beach, QLD, Australia 4218	5,634,000	0	20.46%

Dr. K. Narayanaswamy, CTO (2)		0
5777 W. Century Blvd., Suite 1185 Los Angeles, CA 90045	2,663,016		9.67%
All executive officers and directors as a group (4 persons)	20,077,832	0	72.93%

(1)	Timothy Neher is the principal of Accelerated Venture Partners LLC
(2)	Dr. K. Narayanaswamy is the principal of Computing Services Support Solutions, Inc.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Transactions with Related Persons

None.

Director Independence

The Board of Directors is currently composed of 4 members.  None of our directors are “independent” directors, as that term is defined under the Nasdaq listing standards.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for each of the fiscal year ended June 30, 2009 and 2008 for professional services rendered by the principal accountant for the audit of the registrant’s annual financial statements and review of the financial statements included in the registrant’s Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $7,500 and $12,500, respectively.

Audit Related Fees

The aggregate fees billed in the fiscal year ended June 30, 2009 and 2008 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under the paragraph captioned “Audit Fees” above are $0 and $0, respectively.

Tax Fees

The aggregate fees billed in the fiscal years ended June 30, 2009 and 2008 for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed in the fiscal years ended June 30, 2009 and 2008 for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14 are $0 and $0, respectively.

Pre-Approval Policies and Procedures

Our board of directors adopted resolutions in accordance with the Sarbanes-Oxley Act of 2002 requiring pre-approval of all auditing services and all audit related, tax or other services not prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended to be performed for us by our independent auditors, subject to the de minimus exception described in Section 10A(i)(1)(B) of the Exchange Act. These resolutions authorized our independent auditor to perform audit services required in connection with the annual audit relating to the fiscal year ended June 30, 2009 and the quarterly reviews for the subsequent fiscal quarters of 2010 through the review for the quarter ended March 31, 2010 at which time additional pre-approvals for any additional services to be performed by our auditor would be sought from the Board. Our board of directors also appointed and authorized Elie Saltoun to grant pre-approvals of other audit, audit-related, tax and other services requiring board approval to be performed for us by our independent auditor, provided that the designee, following any such pre-approvals, thereafter reports the pre-approvals of such services at the next following regular meeting of the Board.

The percentage of audit-related, tax and other services that were approved by the board of directors is 100%.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1.  FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

•	Report of Paritz & Co., P.A., Independent Registered Certified Public Accounting Firm

•	Balance Sheets as of June 30, 2009 and 2008 (audited)

•	Statements of Operations for the years ended June 30, 2009 and 2008 (audited)

•	Statements of Stockholders’ Deficit from 2008 through June 30, 2009 (audited)

•	Statements of Cash Flows for the years ended June 30, 2009 and 2008 (audited)

•	Notes to Financial Statements (audited)

2.  FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3.  EXHIBITS

The exhibits listed below are filed as part of or incorporated by reference in this report.

Exhibit
Number	Description
23.1.	Consent of Paritz & Co., P.A. regarding audited financial statements as of and for the period ending June 30, 2009.

31.1.	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: October 20, 2009

MIKOJO INCORPORATED

By:	/s/ James Cates
James Cates
Chief Executive Officerand
President
Date: October 20, 2009

MIKOJO INCORPORATED

By:	/s/ Timothy Neher
Timothy Neher
Chief Financial Officer and
Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By
/s/ James Cates
James Cates
Director

Date
October 20, 2009

By
/s/ Timothy Neher
Timothy Neher
Director

Date
October 20, 2009
By
/s/ Daniel Benton
Daniel Benton
Director

Date
October 20, 2009