Form 10-Q
period 2009-09-30
MIKOJO Inc
filed 2009-11-16
CIK 1411085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2009

Commission File Number: 000-53185

MIKOJO INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	95-3797580
(State of organization)	(I.R.S. Employer Identification No.)

1840 Gateway Drive, Suite 200
Foster City, CA 94404

(Address of principal executive offices)

(650) 283-2653

Registrant’s telephone number, including area code

Former address if changed since last report

Check  whether the issuer (1) filed all reports  required to be filed by Section 13 or 15(d) of the  Exchange  Act  during  the past 12  months  and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files); Yes ☐ No ☐.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered under Section 12(g) of the Exchange Act:

Common Stock $.001 par value

There were 28,061,200 shares of common stock outstanding as of November 10, 2009.

PART I             FINANCIAL INFORMATION

ITEM 1.          INTERIM FINANCIAL STATEMENTS

MIKOJO INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30, 2009	As of June 30, 2009
	(Unaudited)	(audited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,061	$7,003
Accounts receivable	318	-
Deposits	34,463	34,463

Total Current Assets	41,842	41,466

OTHER ASSETS
Other sundry assets	3,854	3,584

TOTAL ASSETS	45,696	45,320

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$15,018	$-
Notes payable	1,750,000	1,250,000
Notes payable—shareholders	23,942	6,551

Total Current Liabilities	1,763,969	1,256,551

TOTAL LIABILITIES	1,763,959	1,256,551

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.0001 par value, 100,000,000 shares authorized, 26,000,000 and 27,530,600 shares issued and outstanding as of June 30, 2009 and September 30, 2009, respectively	3,130	2,600
Additional paid-in capital	7,684	-
Retained deficit	(1,287,407)	(1,247,161)
Accum. other comprehensive income	33,330	33,330
Subtotal	(1,243,263)	(102,487)
Less: Treasury stock	(475,000)	-

Total Stockholder deficit	(1,718,263)	(1,211,232)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$45,696	$45,320

The accompanying notes are an integral part of the financial statements.

MIKOJO INCORPORATED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the 3- month period ended September 30, 2009

SALES	$318

Total revenues:	$318

EXPENSES
General and administrative expenses	$32,350
Total Expenses	32,350

LOSS FROM OPERATIONS	(32,350)

OTHER INCOME (EXPENSES)
Write-off due from parent	- (8,214)

Net Loss	(40,246)

PER SHARE DATA:

Basic loss per common share	$(0.00)

Weighted Average Common Shares Outstanding	26,415,252

The accompanying notes are an integral part of the financial statements.

MIKOJO INCORPORATED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS

For the 3- month period ended September 30, 2009

CASH FLOW FROM OPERATING ACTIVITIES
Net Loss	$(40,246)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities

Decrease (increase) in accounts receivable	(318)

Increase (decrease) in accounts payable	15,018
Write-off due from parent	8,214

Net Cash provided by (used in) Operating Activities	$(17,333)

CASH FLOWS FROM INVESTING ACTIVITIES	$-

Net Cash provided by (used in) Investing activities	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable	475,000
Notes payable—stockholders	17,391

Less: treasury stock	(475,000)

Net Cash provided by (used in) Financing Activities	$17,391

NET INCREASE (DECREASE) IN CASH	58

Cash beginning of period	7,003
Cash end of period	$7,061

Supplemental cash flow information:
Cash paid during period for interest	$-
Cash paid during period for income taxes	$-

The accompanying notes are an integral part of the financial statements.

MIKOJO INCORPORATED

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009
(UNAUDITED)

BASIS OF PRESENTATION

The attached consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  The Company believes that the disclosures made are adequate to make the information presented not misleading.  The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on or about.  Operating results for the three months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010.  For further information, refer to the financial statements and footnotes thereto for the year ended June 30, 2009.

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

On July 20, 2009, LG Holding Corporation, a Colorado corporation (“LG”), LG Acquisition Corporation, a Colorado corporation and newly-formed wholly-owned subsidiary of LG (“Merger Sub”), and Mikojo entered into a merger agreement whereby Merger Sub merged with and into Mikojo, with Mikojo remaining as the surviving corporation.  In connection with the Merger, the stockholders of Mikojo exchanged all of their Mikojo stock for a total of 26,000,000 shares of common stock of LG.  Immediately prior to the Merger, certain existing shareholders of LG tendered a total of 29,360,000 shares of LG’s common stock to the company for cancellation in consideration of the Company issuing promissory notes to such shareholders in the aggregate face amount of $475,000, which was the agreed value of such tendered stock.  Following this cancellation of shares, the former shareholders of LG held an aggregate of 1,530,600 issued and outstanding LG common shares including 1,000,000 shares of Common Stock, which were escrowed pursuant to the promissory notes issued by the Company.  As a result, following the Merger LG had 27,530,600 shares of its common stock issued and outstanding, of which approximately 97% were held by the former shareholders of Mikojo.

MIKOJO INCORPORATED

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009
(UNAUDITED)

1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON’T)

Immediately following the closing of the merger, the surviving company entered into an Acquisition Agreement with Allan Reeh, a shareholder of the surviving company, whereby the surviving company agreed to transfer 100% of its interest in its wholly-owned subsidiary, No Worries Managed Network Services, Inc. and certain rights owned by the surviving company to Reeh in exchange for Reeh’s assumption of all liabilities and responsibilities with respect to the transferred interests.  Included in the assets transferred were all cash and cash equivalents, prepaid expenses, fixed assets and accounts receivable related to the subsidiary and Reeh assumed all accounts payable and any other liabilities related thereto.  Included in the rights transferred was the right to use the names “LG Holding Corporation” and “No Worries Managed Network Services, Inc.” together with all client agreements, both written and oral.

On September 11, 2009, the surviving company (LG Holding Corporation, a Colorado corporation) completed a merger with and into its wholly-owned subsidiary, Mikojo Incorporated, a Delaware corporation, which resulted in (a) a change of the Company’s domicile from the State of Colorado to the State of Delaware; (b) a change of the name of the Company from LG Holding Corporation to Mikojo Incorporated; (c) the right of each holder of the Company’s common shares to receive one (1) share of Mikojo Incorporated common stock, par value $0.0001 per share,  for each one (1) share of the common stock of LG Holding Corporation, par value $0.001 per share, owned by the holder as of the effective time of the merger; (d) the persons presently serving as the Company’s executive officers and directors serving in their same respective positions with Mikojo; and (e) the adoption of Mikojo’s Certificate of Incorporation under the laws of the State of Delaware, pursuant to which our authorized capital stock will be 100,000,000 shares, consisting of 100,000,000 shares of common stock, par value $0.0001 per share and no preferred stock and   the adoption of new Bylaws under the laws of the State of Delaware.

Presentation

The Company’s financial statements are presented with Mikojo Incorporated as the surviving entity for accounting purposes and reflect the results of (a) the July 20, 2009 merger between LG Holding Corporation and Mikojo Incorporated where Mikojo Incorporated became a wholly-owned subsidiary of LG Holding Corporation, (b) the September 11, 2009 merger between Mikojo Incorporated and LG Holding Corporation whereby LG Holding Corporation merged with and into Mikojo Incorporated and (c) the Acquisition Agreement between LG Holding Corporation and Allan Reeh whereby all of LG Holding Corporations assets and liabilities were spun off on July 20, 2009.  As a result, these financial statements reflect only the operations of the surviving entity, Mikojo Incorporated.  Because Mikojo Incorporated was formed on February 20, 2009, there is no comparable financial information for the three month period ended September 30, 2008.

Basis of Accounting

The  financial  statements  have  been  prepared  using  the  accrual  basis  of accounting.  Under the accrual basis of accounting, revenues are recorded as earned and expenses are recorded at the time liabilities are incurred.  The Company has adopted a June 30 year-end.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

MIKOJO INCORPORATED

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009
(UNAUDITED)

1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON’T)

Use of Estimates

The preparation of financial statements in conformity with generally  accepted accounting principles requires management to make estimates and assumptions that affect the reported  amounts  of assets  and  liabilities  and  disclosure  of contingent  assets and  liabilities at the date of the financial  statements and the  reported  amounts of revenues  and expenses  during the  reporting  period. Actual results could differ from those estimates.

Basic Earnings Per Share

In February 1997,  the FASB issued SFAS No. 128,  "Earnings  Per Share",  which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities  with  publicly  held common  stock.  SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share.

Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.  Common stock equivalents are excluded from the computation if their effect is anti-dilutive.  For all periods presented the Company has sustained losses, which would make use of equivalent shares anti-dilutive.

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards.  Deferred tax expense (benefit) results  from  the net  change  during  the  year of  deferred  tax  assets  and liabilities.

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

MIKOJO INCORPORATED

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009
(UNAUDITED)

1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON’T)

Research and Development

The Company charges all research and development costs to expense as incurred.

Recent Accounting Pronouncements

FASB Accounting Standards Codification
(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the SEC, have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the quarter ended October 6, 2009.

As a result of the Company’s implementation of the Codification during the quarter ended October 6, 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

Subsequent Events
(Included in ASC 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”)

ASC 855 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the financial statements are issued. ASC 855 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. ASC 855 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company’s consolidated financial statements. The Company evaluated for subsequent events through November 12, 2009, the issuance date of the Company’s financial statements.

2	NOTES PAYABLE SHAREHOLDERS (RELATED PARTY TRANSACTIONS)

As of September 30, 2009, certain shareholders of the Company provided loans to the Company for operating purposes. Such loans aggregated $23,942 at September 30, 2009.  These advances are payable on demand and are non-interest bearing.
See also Note 4, Commitments and Contingencies.

MIKOJO INCORPORATED

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009
(UNAUDITED)

3	NOTES PAYABLE

Notes payable comprise (a) Notes in the aggregate face amount of $475,000 payable to certain shareholders of LG Holding Corporation which were issued in consideration of the Company’s redemption of 29,360,500 shares of the Company’s Common Stock.  If the Notes are not repaid within 150 days of July 20, 2009, the noteholder(s) have an option to convert the Notes (on a pro-rata basis) into an aggregate of 1,000,000 additional shares of Mikojo Incorporated Common Stock, and (b) a Note in the face amount of $1,250,000 payable to Computing Services Support Solutions, Inc. (“C3S”) pursuant to the terms of an agreement dated as of September 22, 2008 by and between LOBIS, Inc. and C3S.  Payments under the note are conditioned on the Company completing a financing.

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

4)
the time), subject to a repurchase option granted to the company to repurchase 2,000,000 of the shares in the event the agreement is terminated for any reason and (b) cash compensation at a rate of $250.00 per hour, not to exceed $30,000 per month.  This agreement has been assumed by the Company.

5)
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

MIKOJO INCORPORATED

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009
(UNAUDITED)

4	COMMITMENTS AND CONTINGENCIES (CON’T)

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

7)
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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown on the accompanying balance sheet as of September 30, 2009, the Company’s current liabilities exceeded its current assets by $1,722,117 and its total liabilities exceeded its total assets by $1,718,263. As of September 30, 2009 the Company has $7,061 in cash which will not be sufficient to fund future operations.  These circumstances raise substantial doubt about its ability to continue as a going concern.   The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The Company is dependent on advances from its principal shareholders for continued funding.  There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations.

6	STOCKHOLDERS' DEFICIT

The stockholders' deficit section of the Company contains the following classes of capital stock as of September 30, 2009:

Common stock, $0.0001 par value: 100,000,000 shares authorized; 27,530,600 shares issued and outstanding.

All amounts shown in the financial statements have been adjusted retroactively to show the impact of a the merger between LG Holding Corporation and Mikojo Incorporation which took place on July 20, 2009 and the subsequent merger of LG Holding Corporation into Mikojo Incorporated which took place on September 11, 2009.

There are no warrants or options outstanding to acquire any additional shares of common or preferred stock.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This discussion contains forward-looking statements. The reader should understand that several factors govern whether any forward-looking statement contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected herein. These forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to the products and the future economic performance of the company. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions, and the time and money required to successfully complete development projects, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the company. Although the company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in any of the forward-looking statements contained herein will be realized. Based on actual experience and business development, the company may alter its marketing, capital expenditure plans or other budgets, which may in turn affect the company's results of operations. In light of the significant uncertainties inherent in the forward-looking statements included therein, the inclusion of any such statement should not be regarded as a representation by the company or any other person that the objectives or plans of the company will be achieved.

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

Fair Values of Financial Instruments

At September 30, 2009, fair values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximate their carrying amount due to the short period of time to maturity.

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

Results of Operations

Quarter Ended September 30, 2009.

The following table summarizes the results of our operations during the quarter ended September 30, 2009.  There is no comparable data for the period ended September 30, 2008.

September 30, 2009

Revenues	318
Cost of Services	-
Selling, General and Administrative Expense	32,350
Interest expense	-
Depreciation & amortization	-
Interest income & other	(8,214)
Net income (loss)	(40,246)
Earnings (Loss) per common share	(.00)

We had revenues of $318 for the quarter ended June 30, 2009.  Our revenues are minimal due to our lack of access to additional capital to be utilized to purchase internet advertising.

Selling, general and administrative expenses were 32,350 in the quarter ended September 30, 2009, which primarily comprised costs associated with the Company’s two merger transactions and related Securities Law compliance.

During the quarter ended September 30, 2009 we incurred a net loss of $(40,246).  Loss per common share for the quarter ended September 30, 2009 was $(0.00).

Cash Flow Items
The following table provides the statements of net cash flows for the quarter ended September 30, 2009.  There is no comparable data for the period ended September 30, 2008:

Year Ended Sept 30,
2009
Net Cash Provided By (used in) Operating Activities	(17,333)
Net Cash Used in Investing Activities	-
Net Cash Provided by Financing Activities	17,391
Net Increase (decrease) in Cash and Cash Equivalents	58
Cash and Cash Equivalents - Beginning of Period	7,003
Cash and Cash Equivalents - End of Period	7,061

We used $17,333 of cash from our operating activities during the quarter ended September 30, 2009.
We provided a net $17,391 from financing activities during the quarter ended September 30, 2009.

Balance Sheet Items

As of September 30, 2009, we had total current assets of $41,842.  Our total assets as of September 30, 2009 were $45,696.  We had total current liabilities of $1,763,969 as of September 30, 2009.

As of September 30, 2009, our total Stockholders’ Deficit) was $1,718,263

Liquidity and Capital Resources

As of September 30, 2009, we had $7,061 cash, a working capital deficit of $1,722,127 and an accumulated deficit of $1,718,263 through September 30, 2009.  Our operating activities used $17,333 in cash for the quarter period ended September 30, 2009.

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

Loans Payable

As of September 30, 2009, certain shareholders of the Company provided loans to the Company for operating purposes. Such loans aggregated $23,942 at September 30, 2009.  These advances are payable on demand and are non-interest bearing.

Notes payable comprise (a) Notes in the aggregate face amount of $475,000 payable to certain shareholders of LG Holding Corporation which were issued in consideration of the Company’s redemption of 29,360,500 shares of the Company’s Common Stock which the Company valued at $475,000.  If the Notes are not repaid within 150 days of July 20, 2009, the noteholder(s) have an option to convert the Notes (on a pro-rata basis) into an aggregate of 1,000,000 additional shares of Mikojo Incorporated Common Stock, and (b) a Note in the face amount of $1,250,000 payable to Computing Services Support Solutions, Inc. (“C3S”) pursuant to the terms of an agreement dated as of September 22, 2008 by and between LOBIS, Inc. and C3S.  Payments under the note are conditioned on the Company completing a financing.

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

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4A(T).              CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2009. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                     LEGAL PROCEEDINGS

There are no legal proceedings which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

ITEM 1A.                  RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

ITEM 2.                     UNREGISTERED SALES OF EQUITY SECURITIES

On October 29, 2009, the Company issued 530,600 shares of its Common Stock to Devin J. Bosch in consideration of services to be provided to the Company.  Except as may have previously been disclosed on a current report on Form 8-K, we have not sold any other securities in a private placement transaction or otherwise during the past three years.

ITEM 3.                     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 24, 2009, the Board of Directors of LG Holding Corporation, a Colorado corporation (“LGHC”), and the holders of a majority of the outstanding shares of LGHG common stock, have approved the following corporate actions by written consent in lieu of a meeting pursuant to the corporation’s by-laws and applicable Colorado law:

The merger of LGHG with and into its wholly-owned subsidiary, Mikojo Incorporated, a Delaware corporation which resulted in:

•	a change of domicile of the Company from the State of Colorado to the State of Delaware;

•	a change of the name of the Company from LG Holding Corporation to Mikojo Incorporated

•
each LGHG’s stockholder’s right to receive one (1) share of common stock, par value $0.0001 per share, of Mikojo Incorporated for each one (1) share of LGHG common stock, par value $0.001 per share, effective time of the merger;

•	the persons presently serving as LGHG’s executive officers and directors serving in their same respective positions with Mikojo Incorporated;

•
the adoption of Mikojo Incorporated’s Certificate of Incorporation under the laws of the State of Delaware, pursuant to which the Company’s authorized capital stock was increased to 100,000,000 shares, consisting of 100,000,000 shares of common stock, par value $0.0001 per share and no preferred stock and   the adoption of new Bylaws under the laws of the State of Delaware.

The merger transaction was approved by the holders of a majority of the outstanding shares of the Company’s and Mikojo’s common stock by written consent in lieu of a meeting pursuant to each corporation’s by-laws and applicable Colorado and Delaware law.  Thereafter, on August 14, 2009, the Company filed a Schedule 14c Information Statement detailing the merger transaction with the U.S. Securities and Exchange Commission, which was mailed to all of the shareholders of the Company on August 14, 2009.  The shareholder action became effective on September 11, 2009.

ITEM 5.                     OTHER INFORMATION

On July 20, 2009, LGHG, LG Acquisition Corporation, a Colorado corporation and newly-formed wholly-owned subsidiary of LGHG (“Merger Sub”), and Mikojo Incorporated, a Delaware corporation, (“Mikojo”) entered into a merger agreement whereby Merger Sub merged with and into Mikojo, with Mikojo remaining as the surviving corporation.  In connection with the Merger, the stockholders of Mikojo exchanged all of their Mikojo stock for a total of 26,000,000 shares of common stock of LGHG.  Immediately prior to the merger, certain existing shareholders of LGHG tendered a total of 29,360,000 shares of LGHG’s common stock to the company for cancellation, leaving 1,530,600 issued and outstanding LGHG common shares, including 1,000,000 shares of Common Stock which were escrowed pursuant to the promissory notes issued by the Company.  As a result, following the Merger LGHG had 27,530,600 shares of its common stock issued and outstanding, of which approximately 97% were held by the former shareholders of Mikojo.

Immediately following the closing of the Merger, the Company entered into an Acquisition Agreement with Allan Reeh, a shareholder of the Company, whereby the Company agreed to transfer 100% of its interest in its wholly-owned subsidiary, No Worries Managed Network Services, Inc. and certain rights owned by the Company (“Rights”) to Reeh in exchange for Reeh’s assumption of all liabilities and responsibilities with respect to the subsidiary and the Rights.  Included in the assets transferred were all cash and cash equivalents, prepaid expenses, fixed assets and accounts receivable related to the subsidiary and the Rights and Reeh assumed all accounts payable and any other liabilities related to the subsidiary and the Rights.  Included in the Rights transferred was the right to use the names “LG Holding Corporation” and “No Worries Managed Network Services, Inc.” together with all client agreements, both written and oral.

On September 11, 2009, the surviving company (LGHG) completed a merger with and into its wholly-owned subsidiary, Mikojo Incorporated, a Delaware corporation, which resulted in (a) a change of the Company’s domicile from the State of Colorado to the State of Delaware; (b) a change of the name of the Company from LG Holding Corporation to Mikojo Incorporated; (c) the right of each holder of the Company’s common shares to receive one (1) share of Mikojo Incorporated common stock, par value $0.0001 per share,  for each one (1) share of the common stock of LGHG, par value $0.001 per share, owned by the holder as of the effective time of the merger; (d) the persons presently serving as the Company’s executive officers and directors serving in their same respective positions with Mikojo; and (e) the adoption of Mikojo’s Certificate of Incorporation under the laws of the State of Delaware, pursuant to which our authorized capital stock will be 100,000,000 shares, consisting of 100,000,000 shares of common stock, par value $0.0001 per share and no preferred stock and   the adoption of new Bylaws under the laws of the State of Delaware.

On October 12, 2009, Adam Nettlefold submitted his resignation as Chief Operating Officer of the Company and such resignation was immediately accepted by the Company.

ITEM 6.                     EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

MIKOJO INCORPORATED

Dated: November 16, 2009

/s/ James Cates
By:
James Cates
Chief Executive Officer and Director

Dated: November 16, 2009

/s/ Timothy Neher
By:
Timothy Neher
Chief Financial Officer and Director

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.