Form 10-Q
period 2009-12-31
MIKOJO Inc
filed 2010-02-12
CIK 1411085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter ended December 31, 2009

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

Common Stock $.0001 par value

There were 28,061,200 shares of common stock outstanding as of January 31, 2010.

PART I            FINANCIAL INFORMATION

ITEM 1.              INTERIM FINANCIAL STATEMENTS

MIKOJO INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of December 31, 2009	As of June 30, 2009
	(Unaudited)	(audited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,335	$7,003
Accounts receivable	-	-
Deposits	34,463	34,463

Total Current Assets	41,798	41,466

OTHER ASSETS
Other sundry assets	3,854	3,584

TOTAL ASSETS	45,652	45,320

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$69,553	$-
Notes payable	1,725,000	1,250,000
Notes payable—shareholders	25,747	6,551

Total Current Liabilities	1,820,301	1,256,551

TOTAL LIABILITIES	1,820,301	1,256,551

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.0001 par value, 100,000,000 shares authorized, 26,000,000 and 28,061,200 shares issued and outstanding as of June 30, 2009 and December 31, 2009, respectively	3,135	2,600
Additional paid-in capital	60,739	-
Retained deficit	(1,396,853)	(1,247,161)
Accum. other comprehensive income	33,330	33,330
Subtotal	(1,299,649)	(102,487)
Less: Treasury stock	(475,000)	-

Total Stockholder deficit	(1,774,649)	(1,211,232)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$45,652	$45,320

The accompanying notes are an integral part of the financial statements.

MIKOJO INCORPORATED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the 3- month period ended December 31, 2009	For the 6-month period ended December 31, 2009

SALES	$-	$318

Total revenues:	$-	$318

EXPENSES
General and administrative expenses	$91,387	$123,737
Total Expenses	91,387	123,737

LOSS FROM OPERATIONS	(91,387)	(123,737)

OTHER INCOME (EXPENSES)
Write-off due from parent	-	(8,214)
Interest expense	18,058	(18,058)

Net Loss	(109,446)	(149,692)

PER SHARE DATA:

Basic loss per common share	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	27,940,413	28,169,768

The accompanying notes are an integral part of the financial statements.

MIKOJO INCORPORATED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS

For the 6- month period ended December 31, 2009

CASH FLOW FROM OPERATING ACTIVITIES
Net Loss	$(149,692)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities

Increase (decrease) in accounts payable	51,494
Write-off due from parent	8,214

Net Cash provided by (used in) Operating Activities	$(71,925)

CASH FLOWS FROM INVESTING ACTIVITIES	$-

Net Cash provided by (used in) Investing activities	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable	475,000
Notes payable—stockholders	19,197
Issuance of shares for services	53,060

Less: treasury stock	(475,000)

Net Cash provided by (used in) Financing Activities	$72,257

NET INCREASE (DECREASE) IN CASH	332

Cash beginning of period	7,003
Cash end of period	$7,335

Supplemental cash flow information:
Cash paid during period for interest	$-
Cash paid during period for income taxes	$-

The accompanying notes are an integral part of the financial statements.

MIKOJO INCORPORATED

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009
(UNAUDITED)

BASIS OF PRESENTATION

The attached consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  The Company believes that the disclosures made are adequate to make the information presented not misleading.  The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on or about.  Operating results for the three and six months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010.  For further information, refer to the financial statements and footnotes thereto for the year ended June 30, 2009.

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

DECEMBER 31, 2009
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

Presentation

The Company’s financial statements are presented with Mikojo Incorporated as the surviving entity for accounting purposes and reflect the results of (a) the July 20, 2009 merger between LG Holding Corporation and Mikojo Incorporated where Mikojo Incorporated became a wholly-owned subsidiary of LG Holding Corporation, (b) the September 11, 2009 merger between Mikojo Incorporated and LG Holding Corporation whereby LG Holding Corporation merged with and into Mikojo Incorporated and (c) the Acquisition Agreement between LG Holding Corporation and Allan Reeh whereby all of LG Holding Corporations assets and liabilities were spun off on July 20, 2009.  As a result, these financial statements reflect only the operations of the surviving entity, Mikojo Incorporated.  Because Mikojo Incorporated was formed on February 20, 2009, there is no comparable financial information for the three month period ended December 31, 2008.

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

DECEMBER 31, 2009
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

DECEMBER 31, 2009
(UNAUDITED)

1             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON’T)

Research and Development

The Company charges all research and development costs to expense as incurred.

Recent Accounting Pronouncements

In June 2009, the FASB issued  Statement  of Financial Accounting Standards No.165,  "Subsequent  Events,"  ("SFAS No. 165").  SFAS  165  establishes  general standards of accounting for and  disclosure  of  events  that  occur  after the balance  sheet date but before financial statements are issued or are available to be issued.  SFAS 165 applies to both interim financial statements and annual financial statements.  SFAS  165  is  effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 does not have a material impact on our financial statements.

In  June 2009,  the FASB issued Statement  of  Financial  Accounting  Standards No. 166, "Accounting  for  Transfers  of Financial Assets, an amendment to SFAS No. 140,"  ("SFAS  166"). SFAS 166 eliminates  the  concept  of  a  "qualifying special-purpose entity,"  changes  the requirements for derecognizing financial assets, and requires additional disclosures  in  order  to  enhance information reported  to  users  of financial statements by providing greater  transparency about transfers of financial assets, including securitization transactions, and an entity's continuing  involvement  in  and  exposure  to the risks related to transferred financial assets. SFAS 166 is effective for fiscal  years beginning after  November 15, 2009. The Company will adopt SFAS 166 in fiscal  2010.  The Company does  not  expect  that  the adoption of SFAS 166 will have a material impact on the financial statements.

In June 2009, the FASB issued Statement  of  Financial Accounting Standards No. 167,  "Amendments  to  FASB  Interpretation  No.  46(R),"   ("SFAS  167").  The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should  consolidate  a variable-interest  entity,  and (3) changes to when it is necessary to reassess who should consolidate a variable-interest  entity.  SFAS  167 is effective for the  first annual reporting period beginning after November 15,  2009  and  for interim periods within that first annual reporting period.  The  Company  will adopt SFAS 167 in fiscal 2010. The Company does not expect that the adoption  of  SFAS  167  will  have  a  material  impact on the financial statements.

In  June  2009,  the  FASB  issued  Statement of Financial Accounting Standards No. 168,  "The FASB Accounting Standards  Codification  and  the  Hierarchy  of Generally Accepted Accounting Principles," ("SFAS 168"). SFAS 168 replaces FASB Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles", and establishes  the FASB Accounting Standards Codification ("Codification") as the source of authoritative  accounting principles recognized by the FASB to be applied by nongovernmental entities  in the preparation of financial statements in conformity with generally accepted  accounting principles ("GAAP"). SFAS 168 is effective for interim and annual periods  ending  after  September 15, 2009.  The Company will begin to use the new Codification when referring  to  GAAP  in its annual report on Form 10-K for the fiscal year ending January 3, 2010. This will not have an impact on the results of the Company.

2             NOTES PAYABLE SHAREHOLDERS (RELATED PARTY TRANSACTIONS)

As of December 31, 2009, certain shareholders of the Company provided loans to the Company for operating purposes. Such loans aggregated $25,747 at December 31, 2009.  These advances are payable on demand and are non-interest bearing.  See also Note 4, Commitments and Contingencies.

MIKOJO INCORPORATED

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009
(UNAUDITED)

3            NOTES PAYABLE

Notes payable comprise (a) Notes in the aggregate face amount of $475,000 payable to certain shareholders of LG Holding Corporation which were issued in consideration of the Company’s redemption of 29,360,500 shares of the Company’s Common Stock.  Since the Notes were not repaid within 150 days of July 20, 2009, the noteholder(s) received 1,000,000 additional shares of Mikojo Incorporated Common Stock, and (b) a Note in the face amount of $1,250,000 payable to Computing Services Support Solutions, Inc. (“C3S”) pursuant to the terms of an agreement dated as of September 22, 2008 by and between LOBIS, Inc. and C3S.  Payments under the note are conditioned on the Company completing a financing.

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

4)           On October 6, 2008, LOBIS entered into an employment agreement with Dr. Donald Cohen to act as the company’s Chief Scientist for an “at will” term at a base salary of $250,000 per year, commencing the completion of the company’s first financing.  LOBIS also agreed that senior management of the company would recommend to the company’s board of directors that the company options to Dr. Cohen to purchase up to 1,000,000 shares of the company’s common stock pursuant to the terms detailed in the employment agreement. LOBIS’ obligations under this employment agreement have been assumed by the Company.

5)           On January 22, 2010, the Company entered into a credit enhancement agreement (the “Facility”) with Atlas Investment Corporation, pursuant to which Atlas will issue Letters of Credit (LCs) to support Mikojo advertising expenses aggregating approximately $23 million over a 14-month period.

MIKOJO INCORPORATED

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009
(UNAUDITED)

4            COMMITMENTS AND CONTINGENCIES (CON’T)

Under the terms of the Facility, Atlas will provide LCs issued by acceptable banking institutions to serve as collateral for the Company’s agreements with its advertising partners. It is anticipated that LCs will be issued, released and re-issued on a revolving basis and that the maximum amount of LCs outstanding at any point in time will be $5,000,000.  The Facility has an initial term of 14 months, with an option to renew or rollover (at the sole discretion of Atlas) for an additional 12-month period.  The initial 14-month time frame permits the Company to utilize a 2-month time period to ramp up its advertising business, followed by 12 months of advertising operations.  Atlas has agreed to provide an initial LC in the amount of $1,000,000 the first month of the Facility; two additional LCs aggregating an additional $2,000,000 the second month and additional LCs totaling $2,000,000 the third month, to bring the aggregate total to the agreed $5,000,000.  It is anticipated that the aggregate amount of LCs to be provided over the initial term of the Facility is approximately $23 million.

In consideration of Atlas providing the Facility, the Company shall issue senior debentures to Atlas over the initial term of the Facility aggregating $4,600,000 (subject to adjustment in the event the full amount of the Facility is not utilized), which will have staggered maturity dates commencing 3 months following the issuance of the initial LC.  Unless the facility is prematurely terminated, the $4,600,000 is the estimated minimum amount of debentures the company expects to issue to Atlas.  In addition to the Facility, Atlas will have the first right of refusal to arrange for factoring of the Company’s receivables that are generated by utilizing the LC collateral provided by Atlas.

6)           On January 13, 2010, the Company entered into a Consulting Agreement with Accelerated Venture Partners LLC (“AVP”) pursuant to which AVP will work with the Company to facilitate and support the development of advertising placements and assist in the arrangement of credit enhancement and working capital financing to support the Company’s placement of internet advertising.  The agreement is for a term commencing the date of the Agreement and terminating concurrently with the termination of all internet advertising revenue to the Company.  In consideration of Accelerated’s services, the Company agreed to pay a consulting fee equal to four percent (4%) of the gross revenues generated from the Company’s advertising placements on the internet, regardless of the source of such revenues, payable immediately upon receipt by the Company of all payments on account of such internet advertising.

7)           On January 13, 2010, the Company entered into a Consulting Agreement with Robert Gray, vSource1, Inc. and Scarborough Capital pursuant to which the consultants will work with the Company to support the development of financing for advertising placements for paying sponsors on the internet and to introduce the Company to third parties who could potentially participate with the Company in internet advertising activities.  The agreement is for a term commencing the date of the Agreement and terminating upon the termination of all financing contracts supporting the Company’s internet advertising activities.    In consideration of the consultant’s services, the Company agreed to pay a consulting fee equal to three percent (3%) of the amount of financing made available to the Company on a monthly basis which is used to facilitate the Company’s advertising placement for paying sponsors on the internet.

MIKOJO INCORPORATED

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009
(UNAUDITED)

4            COMMITMENTS AND CONTINGENCIES (CON’T)

8)           On January 13, 2010, the Company entered into a Consulting Agreement with Adam Nettlefold pursuant to which he will (a) assist the Company in developing an advanced search infrastructure appropriate for its business; (b) advise and assist the Company with respect to its advertising, ad placement and business plan; (c) advise and assist the Company with respect to its sales and marketing strategy and plans and (d) provide such other general consulting services relating to the foregoing as the Company’s Chief Executive Officer or board of directors may request.  The agreement commences upon execution and is terminable upon written notice by either party. In consideration of the consultant’s services, the Company agreed to issue a non-qualified option (pursuant to the Company’s 2009 Stock Plan) to purchase 1,200,000 shares of the Company’s common stock at an exercise price of $0.01 per share.  The Company shall have a re-purchase option with respect to the shares which are the subject of the option which shall lapse with respect to 6.25% of the total number of shares which are the subject of the option three (3) months after the effective date of the agreement, and the re-purchase option shall further lapse ratably with respect to the remaining shares on a monthly basis thereafter over a 45-month period.  At such time as the Company is funded with an agreed level of outside financing, and upon the mutual agreement of the Company and the consultant, the agreement will terminate and the Company shall hire the consultant as its Vice President of Internet Advertising at an annual base salary of $220,000, together with an incentive compensation agreed by the Company’s board of directors (including provision for a severance payment upon a termination without cause).

9)           On January 24, 2010, the Company entered into a Consulting Agreement with Frank Cuda pursuant to which he will (a) assist the Company in developing business relationships, search scenarios and key word identification strategies appropriate for its business; (b) advise and assist the Company with respect to its advertising, ad placement and business plan; (c) advise and assist the Company with respect to its sales and internet ad building and (d) provide such other general consulting services relating to the foregoing as the Company’s Chief Executive Officer or board of directors may request.  The agreement commences upon execution and is terminable upon written notice by either party. In consideration of the consultant’s services, the Company agreed to issue a non-qualified option (pursuant to the Company’s 2009 Stock Plan) to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.01 per share.  The Company shall have a re-purchase option with respect to the shares which are the subject of the option which shall lapse with respect to 6.25% of the total number of shares which are the subject of the option three (3) months after the effective date of the agreement, and the re-purchase option shall further lapse ratably with respect to the remaining shares on a monthly basis thereafter over a 45-month period.  At such time as the Company is funded with an agreed level of outside financing, and upon the mutual agreement of the Company and the consultant, the agreement will terminate and the Company shall hire the consultant as its Internet Advertising Manager at an annual base salary of $90,000, together with an incentive compensation agreed by the Company’s board of directors.

10)           On January 23, 2010, the Company entered into a Consulting Agreement with Ian Evans pursuant to which he will (a) assist the Company in developing business relationships, search scenarios and key word identification strategies appropriate for its business; (b) advise and assist the Company with respect to its advertising, ad placement, business plan and IT infrastructure; (c) advise and assist the Company with respect to its advertising, sales and marketing strategy and plans and (d) provide such other general consulting services relating to the foregoing as the Company’s Chief Executive Officer or board of directors may request.  The agreement commences upon execution and is terminable upon written notice by either party. In consideration of the consultant’s services, the Company agreed to issue a non-qualified option (pursuant to the Company’s 2009 Stock Plan) to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.01 per share.  The Company shall have a re-purchase option with respect to the shares which are the subject of the option which shall lapse with respect to 6.25% of the total number of shares which are the subject of the option three (3) months after the effective date of the agreement, and the re-purchase option shall further lapse ratably with respect to the remaining shares on a monthly basis thereafter over a 45-month period.  At such time as the Company is funded with an agreed level of outside financing, and upon the mutual agreement of the Company and the consultant, the agreement will terminate and the Company shall hire the consultant as its Sr. Manager of Business Development at an annual base salary of $130,000, together with an incentive compensation agreed by the Company’s board of directors (including provision for a severance payment upon a termination without cause).

MIKOJO INCORPORATED

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009
(UNAUDITED)

4            COMMITMENTS AND CONTINGENCIES (CON’T)

11)           On January 23, 2010, the Company entered into a Consulting Agreement with James E. Cates pursuant to which he will (a) serve as acting CEO assisting the Company in developing an advanced search infrastructure appropriate for its business; (b) advise and assist the Company with respect to its general operations and advertising, ad placement and its business plan; (c) advise and assist the Company with respect to its advertising, sales and marketing strategy and plans and (d) provide such other general consulting services relating to the foregoing as the Company’s Chief Executive Officer or board of directors may request.  The agreement commences upon execution and is terminable upon written notice by either party. In consideration of the consultant’s services, the Company agreed to issue a non-qualified option (pursuant to the Company’s 2009 Stock Plan) to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.01 per share.  The Company shall have a re-purchase option with respect to the shares which are the subject of the option which shall lapse with 1/36 of the shares which are the subject of the option over a 36 month period from the date of the agreement.  Further, the repurchase right shall lapse with respect to 50% of such shares upon the consultant executing an employment agreement with the Company, with the remaining 50% of such shares being incorporated into the employment agreement. At such time as the Company is funded with an agreed level of outside financing, and upon the mutual agreement of the Company and the consultant, the agreement will terminate and the Company shall hire the consultant as its Chief Executive Officer at an annual base salary of $300,000, together with an incentive compensation agreed by the Company’s board of directors.

12)           On January 23, 2010, the Company entered into a Consulting Agreement with Accelerated Venture Partners LLC to which it will (a) assist the Company in developing its infrastructure, controls and procedures appropriate for its business; (b) advise and assist the Company with respect to its advertising, ad placement, business planning, human resources and investor relations; (c) advise and assist the Company with respect to its advertising, sales and marketing strategy, contracts and SEC reporting requirements and (d) provide such other general consulting services relating to the foregoing as the Company’s Chief Executive Officer or board of directors may request.  The agreement commences upon execution and is terminable upon written notice by either party. In consideration of the consultant’s services, the Company agreed to issue a non-qualified option (pursuant to the Company’s 2009 Stock Plan) to purchase 1,500,000 shares of the Company’s common stock at an exercise price of $0.01 per share.  The Company shall have a re-purchase option with respect to the shares which are the subject of the option which shall lapse with respect to 6.25% of the total number of shares which are the subject of the option three (3) months after the effective date of the agreement, and the re-purchase option shall further lapse ratably with respect to the remaining shares on a monthly basis thereafter over a 33-month period.  At such time as the Company is funded with an agreed level of outside financing, the Company will pay the consultant a monthly fee of $25,000 together with an agreed incentive plan.

MIKOJO INCORPORATED

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009
(UNAUDITED)

5            GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown on the accompanying balance sheet as of December 31, 2009, the Company’s current liabilities exceeded its current assets by $1,774,649 and its total liabilities exceeded its total assets by $1,774,649. As of December 31, 2009 the Company has $7,335 in cash which will not be sufficient to fund future operations.  These circumstances raise substantial doubt about its ability to continue as a going concern.   The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The Company is dependent on advances from its principal shareholders for continued funding.  There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations.

6            STOCKHOLDERS' DEFICIT

The stockholders' deficit section of the Company contains the following classes of capital stock as of December 31, 2009:

Common stock, $0.0001 par value: 100,000,000 shares authorized; 28,061,200 shares issued and outstanding.

All amounts shown in the financial statements have been adjusted retroactively to show the impact of a the merger between LG Holding Corporation and Mikojo Incorporated which took place on July 20, 2009 and the subsequent merger of LG Holding Corporation into Mikojo Incorporated which took place on September 11, 2009.

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

Fair Values of Financial Instruments

At December 31, 2009, fair values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximate their carrying amount due to the short period of time to maturity.

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

Results of Operations

Quarter Ended December 31, 2009.

The following table summarizes the results of our operations during the quarter ended December 31, 2009.  There is no comparable data for the period ended December 31, 2008.

December 31, 2009

Revenues	-
Cost of Services	-
Selling, General and Administrative Expense	91,387
Interest expense	18,058
Depreciation & amortization	-
Interest income & other	-
Net income (loss)	(109,446)
Earnings (Loss) per common share	(.00)

We had no revenues for the quarter ended December 31, 2009 due to our lack of access to additional capital to be utilized to purchase internet advertising.

Selling, general and administrative expenses were 91,387 in the quarter ended December 31, 2009, which primarily comprised costs associated compliance with securities laws and regulations and investor relations expense.

During the quarter ended December 31, 2009 we incurred a net loss of $(109,446).  Loss per common share for the quarter ended December 31, 2009 was $(0.00).

Six Months Ended December 31, 2009.

The following table summarizes the results of our operations during the six months ended December 31, 2009.  There is no comparable data for the period ended December 31, 2008.

December 31, 2009

Revenues	318
Cost of Services	-
Selling, General and Administrative Expense	123,737
Interest expense	18,058
Depreciation & amortization	-
Interest income & other	-
Net income (loss)	(149,692)
Earnings (Loss) per common share	(.00)

We had limited revenues for the six months ended December 31, 2009 due to our lack of access to additional capital to be utilized to purchase internet advertising.

Selling, general and administrative expenses were 123,737 in the six months ended December 31, 2009, which primarily comprised costs associated compliance with securities laws and regulations and investor relations expense.

During the six months ended December 31, 2009 we incurred a net loss of $(149,692).  Loss per common share for the six months ended December 31, 2009 was $(0.00).

Cash Flow Items
The following table provides the statements of net cash flows for the six months ended December 31, 2009.  There is no comparable data for the period ended December 31, 2008:

Six Months Ended Dec. 30, 2009

Net Cash Provided By (used in) Operating Activities	(71,925)
Net Cash Used in Investing Activities	-
Net Cash Provided by Financing Activities	72,257
Net Increase (decrease) in Cash and Cash Equivalents	332
Cash and Cash Equivalents - Beginning of Period	7,003
Cash and Cash Equivalents - End of Period	7,335

Balance Sheet Items

As of December 31, 2009, we had total current assets of $41,842.  Our total assets as of December 31, 2009 were $45,696.  We had total current liabilities of $1,763,969 as of December 31, 2009.

As of December 31, 2009, our total Stockholders’ Deficit) was $1,718,263

Liquidity and Capital Resources

As of December 31, 2009, we had $7,061 cash, a working capital deficit of $1,722,127 and an accumulated deficit of $1,718,263 through December 31, 2009.  Our operating activities used $17,333 in cash for the quarter period ended December 31, 2009.

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

Loans Payable

As of December 31, 2009, certain shareholders of the Company provided loans to the Company for operating purposes. Such loans aggregated $25,747 at December 31, 2009.  These advances are payable on demand and are non-interest bearing.

Notes payable comprise (a) Notes in the aggregate face amount of $475,000 payable to certain shareholders of LG Holding Corporation which were issued in consideration of the Company’s redemption of 29,360,500 shares of the Company’s Common Stock which the Company valued at $475,000.  Since the Notes were not repaid within 150 days of July 20, 2009, the noteholder(s) received (on a pro-rata basis) an aggregate of 1,000,000 additional shares of Mikojo Incorporated Common Stock which had been previously issued, but held in escrow, and (b) a Note in the face amount of $1,250,000 payable to Computing Services Support Solutions, Inc. (“C3S”) pursuant to the terms of an agreement dated as of September 22, 2008 by and between LOBIS, Inc. and C3S.  Payments under the note are conditioned on the Company completing a financing.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2009. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the second quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 29, 2009, the Company issued 530,600 shares of its Common Stock to Devin J. Bosch in consideration of services to be provided to the Company valued at $53,060.  Except as may have previously been disclosed on a current report on Form 8-K, we have not sold any other securities in a private placement transaction or otherwise during the past three years.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

MIKOJO INCORPORATED

Dated: February 11, 2010

/s/ James Cates
By:
James Cates
Chief Executive Officer and Director

Dated: February 11, 2010

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