Form 10-Q
period 2010-03-31
MIKOJO Inc
filed 2010-05-14
CIK 1411085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2010

Commission File Number: 000-53185

MIKOJO INCORPORATED
______________________________________________________
(Exact name of registrant as specified in its charter)

Delaware	95-3797580

(State of organization)	(I.R.S. Employer Identification No.)

  1840 Gateway Drive, Suite 200
Foster City, CA 94404
________________________________________
(Address of principal executive offices)

(650) 283-2653
_______________________________________________
Registrant's telephone number, including area code

______________________________________________
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of �large accelerated filer,� �accelerated filer� and �smaller reporting company� in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered under Section 12(g) of the Exchange Act:

Common Stock $.0001 par value

There were 28,061,200 shares of common stock outstanding as of May 1, 2010.

TABLE OF CONTENTS
_________________

PART I - FINANCIAL INFORMATION

ITEM 1.                      INTERIM FINANCIAL STATEMENTS
ITEM 2.                      MANAGEMENT'S DISCUSSION OF OPERATIONS AND FINANCIAL CONDITION
ITEM 3                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4.                      CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS
ITEM 1A                    RISK FACTORS
ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES
ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES
ITEM 4.                      (REMOVED AND RESERVED)
ITEM 5.                      OTHER INFORMATION
ITEM 6.                      EXHIBITS

SIGNATURES

PART I                      FINANCIAL INFORMATION

ITEM 1.                      INTERIM FINANCIAL STATEMENTS

MIKOJO INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	As of March 31, 2010	As of June 30, 2009
	(Unaudited)	(audited)

CURRENT ASSETS
Cash and cash equivalents	$11,891	$7,003
Accounts receivable	269	-
Deposits	14,467	34,463

Total Current Assets	26,627	41,466

OTHER ASSETS
Other sundry assets	3,854	3,584

TOTAL ASSETS	30,481	45,320

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$157,820	$-
Notes payable	1,725,000	1,250,000
Notes payable—shareholders	27,998	6,551

Total Current Liabilities	1,910,818	1,256,551
—
TOTAL LIABILITIES	1,910,818	1,256,551

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.0001 par value, 100,000,000 shares authorized, 26,000,000 and 28,061,200 shares issued and outstanding as of June 30, 2009 and March 31, 2010, respectively	3,135	2,600
Additional paid-in capital	260,739	-
Retained deficit	(1,702,541)	(1,247,161
Accum. other comprehensive income	33,330	33,330
Subtotal	(1,405,337)	(102,487
Less: Treasury stock	(475,000)	-
Total Stockholder deficit	(1,880,337)	(1,211,232
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$30,481	$45,320

The accompanying notes are an integral part of the financial statements.

MIKOJO INCORPORATED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the 3-month period ended March 31, 2010	For the 9-month period ended March 31, 2010

SALES	$286	$584

Total revenues:	$286	$584

EXPENSES
General and administrative expenses	$291,388	$415,125
Total Expenses	291,388	415,125

LOSS FROM OPERATIONS	(291,388)	(415,125)

OTHER INCOME (EXPENSES)
Write-off due from parent	-	(8,214)
Interest expense	14,567	(32,625)

Net Loss	(305,688)	(455,379)

PER SHARE DATA:

Basic loss per common share	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	28,061,200	28,134,107

The accompanying notes are an integral part of the financial statements.

MIKOJO INCORPORATED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS

For the 9-month period ended March 31, 2010

CASH FLOW FROM OPERATING ACTIVITIES
Net Loss	$(455,380)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Decrease in deposits	19,996
(Increase) in accounts receivable	(269)

Increase in accounts payable	125,194
Increase in accrued interest	32,625
Share-based compensation	200,000
Write-off due from parent	8,214

Net Cash provided by (used in) Operating Activities	$(69,621)

CASH FLOWS FROM INVESTING ACTIVITIES	$-

Net Cash provided by (used in) Investing activities	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable	475,000
Notes payable—stockholders	21,488
Issuance of shares for services	53,060

Less: treasury stock	(475,000)

Net Cash provided by (used in) Financing Activities	$74,508

NET INCREASE (DECREASE) IN CASH	4,888

Cash beginning of period	7,003
Cash end of period	$11,891

Supplemental cash flow information:
Cash paid during period for interest	$-
Cash paid during period for income taxes	$-

The accompanying notes are an integral part of the financial statements.

MIKOJO INCORPORATED

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2010
(UNAUDITED)

BASIS OF PRESENTATION

The attached consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  The Company believes that the disclosures made are adequate to make the information presented not misleading.  The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Form 10-K as filed with the Securities and Exchange Commission on or about.  Operating results for the three and six months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010.  For further information, refer to the financial statements and footnotes thereto for the year ended June 30, 2009.

1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description

Mikojo Incorporated, a Delaware corporation ("Mikojo") was formed on February 20, 2009 to enter into asset contribution transactions with Mikojo (Aust) Pty. Ltd., an Australian entity and LOBIS, Inc.  On March 2, 2009, Mikojo issued 2,000,000 shares of its common stock par value $0.0001 to its founder, Accelerated Venture Partners, LLC for a total consideration of $200.00.  Pursuant to the terms of a Contribution to Controlled Corporation Agreement between Mikojo and Mikojo (Aust) and LOBIS and separate Common Stock Purchase Agreements between Mikojo and Mikojo (Aust) and LOBIS, respectively (all agreements dated as of March 17, 2009), Mikojo (Aust) and LOBIS agreed to contribute all of their assets to Mikojo Incorporated and Mikojo Incorporated agreed to assume all liabilities of Mikojo (Aust) and LOBIS as consideration for the purchase of an aggregate of 24,000,000 common shares of Mikojo (each party received 12,000,000 common shares), with a stated face value of $0.0001 per share.  These shares were then distributed to the shareholders of Mikojo (Aust) and LOBIS, respectively, on a pro-rata basis.  The principal asset contributed by Mikojo (Aust) was an agreement with InfoSpace, Inc.  The principal asset contributed by LOBIS was certain contract rights with respect to the acquisition of certain intellectual property owned by a third party.

On July 20, 2009, LG Holding Corporation, a Colorado corporation ("LG"), LG Acquisition Corporation, a Colorado corporation and newly-formed wholly-owned subsidiary of LG ("Merger Sub"), and Mikojo entered into a merger agreement whereby Merger Sub merged with and into Mikojo, with Mikojo remaining as the surviving corporation.  In connection with the Merger, the stockholders of Mikojo exchanged all of their Mikojo stock for a total of 26,000,000 shares of common stock of LG.  Immediately prior to the Merger, certain existing shareholders of LG tendered a total of 29,360,000 shares of LG's common stock to the company for cancellation in consideration of the Company issuing promissory notes to such shareholders in the aggregate face amount of $475,000, which was the agreed value of such tendered stock.  Following this cancellation of shares, the former shareholders of LG held an aggregate of 1,530,600 issued and outstanding LG common shares including 1,000,000 shares of Common Stock, which were escrowed pursuant to the promissory notes issued by the Company.  As a result, following the Merger LG had 27,530,600 shares of its common stock issued and outstanding, of which approximately 97% were held by the former shareholders of Mikojo.

MIKOJO INCORPORATED

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2010
(UNAUDITED)

1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON�T)

Immediately following the closing of the merger, the surviving company entered into an Acquisition Agreement with Allan Reeh, a shareholder of the surviving company, whereby the surviving company agreed to transfer 100% of its interest in its wholly-owned subsidiary, No Worries Managed Network Services, Inc. and certain� rights owned by the surviving company to Reeh in exchange for Reeh's assumption of all liabilities and responsibilities with respect to the transferred interests.  Included in the assets transferred were all cash and cash equivalents, prepaid expenses, fixed assets and accounts receivable related to the subsidiary and Reeh assumed all accounts payable and any other liabilities related thereto.  Included in the rights transferred was the right to use the names "LG Holding Corporation" and "No Worries Managed Network Services, Inc." together with all client agreements, both written and oral.

On September 11, 2009, the surviving company (LG Holding Corporation, a Colorado corporation) completed a merger with and into its wholly-owned subsidiary, Mikojo Incorporated, a Delaware corporation, which resulted in (a) a change of the Company's domicile from the State of Colorado to the State of Delaware; (b) a change of the name of the Company from LG Holding Corporation to Mikojo Incorporated; (c) the right of each holder of the Company's common shares to receive one (1) share of Mikojo Incorporated common stock, par value $0.0001 per share,  for each one (1) share of the common stock of LG Holding Corporation, par value $0.001 per share, owned by the holder as of the effective time of the merger; (d) the persons presently serving as the Company's executive officers and directors serving in their same respective positions with Mikojo; and (e) the adoption of Mikojo's Certificate of Incorporation under the laws of the State of Delaware, pursuant to which our authorized capital stock will be 100,000,000 shares, consisting of 100,000,000 shares of common stock, par value $0.0001 per share and no preferred stock and   the adoption of new Bylaws under the laws of the State of Delaware.

Presentation

The Company's financial statements are presented with Mikojo Incorporated as the surviving entity for accounting purposes and reflect the results of (a) the July 20, 2009 merger between LG Holding Corporation and Mikojo Incorporated where Mikojo Incorporated became a wholly-owned subsidiary of LG Holding Corporation, (b) the September 11, 2009 merger between Mikojo Incorporated and LG Holding Corporation whereby LG Holding Corporation merged with and into Mikojo Incorporated and (c) the Acquisition Agreement between LG Holding Corporation and Allan Reeh whereby all of LG Holding Corporations assets and liabilities were spun off on July 20, 2009.  As a result, these financial statements reflect only the operations of the surviving entity, Mikojo Incorporated.  Because Mikojo Incorporated was formed on February 20, 2009, there is no comparable financial information for the three month period ended December 31, 2008.

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

MIKOJO INCORPORATED

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2010
(UNAUDITED)

1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON'T)

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

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards.  Deferred tax expense (benefit) results  from  the net  change  during  the  year of  deferred  tax  assets  and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Revenue Recognition

Revenue is recognized on a monthly basis as realized and earned, on an accrual basis. Revenue recognized to date is composed primarily of advertising revenue for advertisements placed through the Company's web site.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is recognized for financial reporting purposes on the straight-line method in amounts sufficient to amortize the cost of the related asset over its estimated useful life. Maintenance, repairs and minor renewals are charged to expense when incurred. Replacements and major renewals are capitalized.

MIKOJO INCORPORATED

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2010
(UNAUDITED)

1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON'T)

Research and Development

The Company charges all research and development costs to expense as incurred.

Recent Accounting Pronouncements

In February 2010, the FASB issued amended guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended March 31, 2010. The adoption of this guidance did not have a material impact on our financial statements.

In February 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-08 (ASU 2010-08), Technical Corrections to Various Topics.  This amendment eliminated inconsistencies and outdated provisions and provided the needed clarifications to various topics within Topic 815.  The amendments are effective for the first reporting period (including interim periods) beginning after issuance (February 2, 2010), except for certain amendments.  The amendments to the guidance on accounting for income taxes in a reorganization (Subtopic 852-740) should be applied to reorganizations for which the date of the reorganization is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  For those reorganizations reflected in interim financial statements issued before the amendments in this Update are effective, retrospective application is required.  The clarifications of the guidance on the embedded derivates and hedging (Subtopic 815-15) are effective for fiscal years beginning after December 15, 2009, and should be applied to existing contracts (hybrid instruments) containing embedded derivative features at the date of adoption.  The Company does not expect the provisions of ASU 2010-08 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-07 (ASU 2010-07), Not-for-Profit Entities (Topic 958): Not-for-Profit Entities: Mergers and Acquisitions.  This amendment to Topic 958 has occurred as a result of the issuance of FAS 164.  The Company does not expect the provisions of ASU 2010-07 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This amendment to Topic 820 has improved disclosures about fair value measurements on the basis of input received from the users of financial statements.  This is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Early adoption is permitted.  The Company does not expect the provisions of ASU 2010-06 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-05 (ASU 2010-05), Compensation — Stock Compensation (Topic 718).  This standard codifies EITF Topic D-110 Escrowed Share Arrangements and the Presumption of Compensation.

MIKOJO INCORPORATED

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2010
(UNAUDITED)

1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON'T)

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-04 (ASU 2010-04), Accounting for Various Topics—Technical Corrections to SEC Paragraphs.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-03 (ASU 2010-03), Extractive Activities—Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures.  This amendment to Topic 932 has improved the reserve estimation and disclosure requirements by (1) updating the reserve estimation requirements for changes in practice and technology that have occurred over the last several decades and (2) expanding the disclosure requirements for equity method investments.  This is effective for annual reporting periods ending on or after December 31, 2009.  However, an entity that becomes subject to the disclosures because of the change to the definition oil- and gas- producing activities may elect to provide those disclosures in annual periods beginning after December 31, 2009.  Early adoption is not permitted.  The Company does not expect the provisions of ASU 2010-03 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary.  This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP.  It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP.  An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10).  For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.  The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force).  This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis.  The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

2	NOTES PAYABLE SHAREHOLDERS (RELATED PARTY TRANSACTIONS)

As of March 31, 2010, certain shareholders of the Company provided loans to the Company for operating purposes. Such loans aggregated $27,998 at March 31, 2010.  These advances are payable on demand and are non-interest bearing.  See also Note 4, Commitments and Contingencies.

MIKOJO INCORPORATED

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2010
(UNAUDITED)

3	NOTES PAYABLE

Notes payable comprise (a) Notes in the aggregate face amount of $475,000 payable to certain shareholders of LG Holding Corporation which were issued in consideration of the Company's redemption of 29,360,500 shares of the Company's Common Stock.  Since the Notes were not repaid within 150 days of July 20, 2009, the noteholder(s) received 1,000,000 additional shares of Mikojo Incorporated Common Stock, and (b) a Note in the face amount of $1,250,000 payable to Computing Services Support Solutions, Inc. ("C3S") pursuant to the terms of an agreement dated as of September 22, 2008 by and between LOBIS, Inc. and C3S.  Payments under the note are conditioned on the Company completing a financing.

4	COMMITMENTS AND CONTINGENCIES

1)           Effective September 22, 2008, LOBIS entered into a Consulting Services Agreement with Accelerated Venture Partners LLC, a company controlled by Timothy J. Neher.  The agreement requires AVP to provide LOBIS with certain financial advisory services in consideration of cash compensation at a rate of $65,000 per month.  The payment of such compensation is subject to the company's achievement of certain designated milestones detailed in the agreement and a company option to make a lump sum payment to AVP in lieu of all amounts payable thereunder.  This agreement has been assumed by the Company.

2)           Effective February 12, 2009, Mikojo (Aust) entered into a Consulting Services Agreement with Accelerated Venture Partners LLC, a company controlled by Timothy J. Neher.  The agreement requires AVP to provide Mikojo (Aust) with certain financial advisory services in consideration of (a) an option granted by the company to AVP to purchase up to ten percent of the company at a price of $0.0001 per share subject to a repurchase option granted to the company to repurchase the shares in the event the company fails to complete funding as detailed in the agreement and (b) cash compensation at a rate of $150,000 per month (not to exceed $3,000,000 in the aggregate).  The payment of such compensation is subject to the company's achievement of certain designated milestones detailed in the agreement and a company option to make a lump sum payment to AVP in lieu of all amounts payable thereunder.  This agreement has been assumed by the Company.

3)           On October 6, 2008, LOBIS entered into an employment agreement with Dr. K. Narayanaswamy to act as the company's Chief Technology Officer for an "at will" term at a base salary of $250,000 per year, commencing the completion of the company's first financing.  LOBIS also agreed that senior management of the company would recommend to the company's board of directors that the company options to Dr. Narayanaswamy to purchase up to 1,000,000 shares of the company's common stock pursuant to the terms detailed in the employment agreement. LOBIS' obligations under this employment agreement have been assumed by the Company.

4)           On October 6, 2008, LOBIS entered into an employment agreement with Dr. Donald Cohen to act as the company's Chief Scientist for an "at will" term at a base salary of $250,000 per year, commencing the completion of the company's first financing.  LOBIS also agreed that senior management of the company would recommend to the company's board of directors that the company options to Dr. Cohen to purchase up to 1,000,000 shares of the company's common stock pursuant to the terms detailed in the employment agreement. LOBIS' obligations under this employment agreement have been assumed by the Company.

5)           On January 22, 2010, the Company entered into a credit enhancement agreement (the "Facility") with Atlas Investment Corporation, pursuant to which Atlas will issue Letters of Credit (LCs) to support Mikojo advertising expenses aggregating approximately $23 million over a 14-month period.

MIKOJO INCORPORATED

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2010
(UNAUDITED)

4	COMMITMENTS AND CONTINGENCIES (CON'T)

Under the terms of the Facility, Atlas will provide LCs issued by acceptable banking institutions to serve as collateral for the Company's agreements with its advertising partners. It is anticipated that LCs will be issued, released and re-issued on a revolving basis and that the maximum amount of LCs outstanding at any point in time will be $5,000,000.  The Facility has an initial term of 14 months, with an option to renew or rollover (at the sole discretion of Atlas) for an additional 12-month period.  The initial 14-month time frame permits the Company to utilize a 2-month time period to ramp up its advertising business, followed by 12 months of advertising operations.  Atlas has agreed to provide an initial LC in the amount of $1,000,000 the first month of the Facility; two additional LCs aggregating an additional $2,000,000 the second month and additional LCs totaling $2,000,000 the third month, to bring the aggregate total to the agreed $5,000,000.  It is anticipated that the aggregate amount of LCs to be provided over the initial term of the Facility is approximately $23 million.

In consideration of Atlas providing the Facility, the Company shall issue senior debentures to Atlas over the initial term of the Facility aggregating $4,600,000 (subject to adjustment in the event the full amount of the Facility is not utilized), which will have staggered maturity dates commencing 3 months following the issuance of the initial LC.  Unless the facility is prematurely terminated, the $4,600,000 is the estimated minimum amount of debentures the company expects to issue to Atlas.  In addition to the Facility, Atlas will have the first right of refusal to arrange for factoring of the Company's receivables that are generated by utilizing the LC collateral provided by Atlas.

6)           On January 13, 2010, the Company entered into a Consulting Agreement with Accelerated Venture Partners LLC ("AVP") pursuant to which AVP will work with the Company to facilitate and support the development of advertising placements and assist in the arrangement of credit enhancement and working capital financing to support the Company's placement of internet advertising.  The agreement is for a term commencing the date of the Agreement and terminating concurrently with the termination of all internet advertising revenue to the Company.  In consideration of Accelerated's services, the Company agreed to pay a consulting fee equal to four percent (4%) of the gross revenues generated from the Company's advertising placements on the internet, regardless of the source of such revenues, payable immediately upon receipt by the Company of all payments on account of such internet advertising.

7)           On January 13, 2010, the Company entered into a Consulting Agreement with Robert Gray, vSource1, Inc. and Scarborough Capital pursuant to which the consultants will work with the Company to support the development of financing for advertising placements for paying sponsors on the internet and to introduce the Company to third parties who could potentially participate with the Company in internet advertising activities.  The agreement is for a term commencing the date of the Agreement and terminating upon the termination of all financing contracts supporting the Company's internet advertising activities.    In consideration of the consultant's services, the Company agreed to pay a consulting fee equal to three percent (3%) of the amount of financing made available to the Company on a monthly basis which is used to facilitate the Company's advertising placement for paying sponsors on the internet.

8)           On January 13, 2010, the Company entered into a Consulting Agreement with Adam Nettlefold pursuant to which he will (a) assist the Company in developing an advanced search infrastructure appropriate for its business; (b) advise and assist the Company with respect to its advertising, ad placement and business plan; (c) advise and assist the Company with respect to its sales and marketing strategy and plans and (d) provide such other general consulting services relating to the foregoing as the Company's Chief Executive Officer or board of directors may request.  The agreement commences upon execution and is terminable upon written notice by either party. In consideration of

MIKOJO INCORPORATED

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2010
(UNAUDITED)

4	COMMITMENTS AND CONTINGENCIES (CON'T)

the consultant's services, the Company agreed to issue a non-qualified option (pursuant to the Company's 2009 Stock Plan) to purchase 1,200,000 shares of the Company's common stock at an exercise price of $0.01 per share.  The Company shall have a re-purchase option with respect to the shares which are the subject of the option which shall lapse with respect to 6.25% of the total number of shares which are the subject of the option three (3) months after the effective date of the agreement, and the re-purchase option shall further lapse ratably with respect to the remaining shares on a monthly basis thereafter over a 45-month period.  At such time as the Company is funded with an agreed level of outside financing, and upon the mutual agreement of the Company and the consultant, the agreement will terminate and the Company shall hire the consultant as its Vice President of Internet Advertising at an annual base salary of $220,000, together with an incentive compensation agreed by the Company's board of directors (including provision for a severance payment upon a termination without cause).

9)           On January 24, 2010, the Company entered into a Consulting Agreement with Frank Cuda pursuant to which he will (a) assist the Company in developing business relationships, search scenarios and key word identification strategies appropriate for its business; (b) advise and assist the Company with respect to its advertising, ad placement and business plan; (c) advise and assist the Company with respect to its sales and internet ad building and (d) provide such other general consulting services relating to the foregoing as the Company's Chief Executive Officer or board of directors may request.  The agreement commences upon execution and is terminable upon written notice by either party. In consideration of the consultant's services, the Company agreed to issue a non-qualified option (pursuant to the Company's 2009 Stock Plan) to purchase 100,000 shares of the Company's common stock at an exercise price of $0.01 per share.  The Company shall have a re-purchase option with respect to the shares which are the subject of the option which shall lapse with respect to 6.25% of the total number of shares which are the subject of the option three (3) months after the effective date of the agreement, and the re-purchase option shall further lapse ratably with respect to the remaining shares on a monthly basis thereafter over a 45-month period.  At such time as the Company is funded with an agreed level of outside financing, and upon the mutual agreement of the Company and the consultant, the agreement will terminate and the Company shall hire the consultant as its Internet Advertising Manager at an annual base salary of $90,000, together with an incentive compensation agreed by the Company's board of directors.

10)           On January 23, 2010, the Company entered into a Consulting Agreement with Ian Evans pursuant to which he will (a) assist the Company in developing business relationships, search scenarios and key word identification strategies appropriate for its business; (b) advise and assist the Company with respect to its advertising, ad placement, business plan and IT infrastructure; (c) advise and assist the Company with respect to its advertising, sales and marketing strategy and plans and (d) provide such other general consulting services relating to the foregoing as the Company's Chief Executive Officer or board of directors may request.  The agreement commences upon execution and is terminable upon written notice by either party. In consideration of the consultant's services, the Company agreed to issue a non-qualified option (pursuant to the Company's 2009 Stock Plan) to purchase 200,000 shares of the Company's common stock at an exercise price of $0.01 per share.  The Company shall have a re-purchase option with respect to the shares which are the subject of the option which shall lapse with respect to 6.25% of the total number of shares which are the subject of the option three (3) months after the effective date of the agreement, and the re-purchase option shall further lapse ratably with respect to the remaining shares on a monthly basis thereafter over a 45-month period.  At such time as the Company is funded with an agreed level of outside financing, and upon the mutual agreement of the Company and the consultant, the agreement will terminate and the Company shall hire the consultant as its Sr. Manager of Business Development at an annual base

MIKOJO INCORPORATED

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2010
(UNAUDITED)

4	COMMITMENTS AND CONTINGENCIES (CON'T)

salary of $130,000, together with an incentive compensation agreed by the Company's board of directors (including provision for a severance payment upon a termination without cause).

11)           On January 23, 2010, the Company entered into a Consulting Agreement with James E. Cates pursuant to which he will (a) serve as acting CEO assisting the Company in developing an advanced search infrastructure appropriate for its business; (b) advise and assist the Company with respect to its general operations and advertising, ad placement and its business plan; (c) advise and assist the Company with respect to its advertising, sales and marketing strategy and plans and (d) provide such other general consulting services relating to the foregoing as the Company's Chief Executive Officer or board of directors may request.  The agreement commences upon execution and is terminable upon written notice by either party. In consideration of the consultant's services, the Company agreed to issue a non-qualified option (pursuant to the Company's 2009 Stock Plan) to purchase 1,000,000 shares of the Company's common stock at an exercise price of $0.01 per share.  The Company shall have a re-purchase option with respect to the shares which are the subject of the option which shall lapse with 1/36 of the shares which are the subject of the option over a 36 month period from the date of the agreement.  Further, the repurchase right shall lapse with respect to 50% of such shares upon the consultant executing an employment agreement with the Company, with the remaining 50% of such shares being incorporated into the employment agreement. At such time as the Company is funded with an agreed level of outside financing, and upon the mutual agreement of the Company and the consultant, the agreement will terminate and the Company shall hire the consultant as its Chief Executive Officer at an annual base salary of $300,000, together with an incentive compensation agreed by the Company's board of directors.

12)           On January 23, 2010, the Company entered into a Consulting Agreement with Accelerated Venture Partners LLC to which it will (a) assist the Company in developing its infrastructure, controls and procedures appropriate for its business; (b) advise and assist the Company with respect to its advertising, ad placement, business planning, human resources and investor relations; (c) advise and assist the Company with respect to its advertising, sales and marketing strategy, contracts and SEC reporting requirements and (d) provide such other general consulting services relating to the foregoing as the Company's Chief Executive Officer or board of directors may request.  The agreement commences upon execution and is terminable upon written notice by either party. In consideration of the consultant's services, the Company agreed to issue a non-qualified option (pursuant to the Company's 2009 Stock Plan) to purchase 1,500,000 shares of the Company's common stock at an exercise price of $0.01 per share.  The Company shall have a re-purchase option with respect to the shares which are the subject of the option which shall lapse with respect to 6.25% of the total number of shares which are the subject of the option three (3) months after the effective date of the agreement, and the re-purchase option shall further lapse ratably with respect to the remaining shares on a monthly basis thereafter over a 33-month period.  At such time as the Company is funded with an agreed level of outside financing, the Company will pay the consultant a monthly fee of $25,000 together with an agreed incentive plan.

MIKOJO INCORPORATED

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2010
(UNAUDITED)

5	STOCK OPTION PLAN/SHARE-BASED COMPENSATION

The Company has adopted the Mikojo Incorporated 2009 Stock Plan ("2009 Plan") that includes both incentive stock options and nonqualified stock options to be granted to employees, officers, and consultants, independent contractors, directors and affiliates of the Company. The board of directors establishes the terms and conditions of all stock options grants, subject to the Plan and applicable provisions of the Internal Revenue Code. Incentive stock options must be granted at an exercise price not less than the fair market value of the common stock on the grant date. The options expire on the date determined by the board of directors.

The following table details grants to date under the 2009 Plan together with the value attributed to each grant based on the Black-Scholes valuation model, assuming a stock price of $1.00, an exercise price of $0.01 per share, a five-year maturity, an annual risk-free rate of 3% and annualized volatility of 300%.  The Company amortizes such valuation on a monthly basis over the term of each such option.

Mikojo Incoporated
Stock Options (2009 Stock Plan)

Optionee	Shares	Date Granted	Expiration Date	Exercise Price	Black Scholes Valuation	Term (Mos.)	Monthly Amortization
Adam Nettlefold	1,200,000	1/13/2010	1/13/2015	$0.01	$1,200,000	60	$20,000.00
Frank Curia	100,000	1/24/2010	1/24/2015	$0.01	$100,000	60	$1,666.67
Ian Evans	200,000	1/23/2010	1/23/2015	$0.01	$200,000	60	$3,333.33
James E. Cates	1,000,000	1/23/2010	1/23/2015	$0.01	$1,000,000	60	$16,666.67
Accelerated Venture Partners, LLC	1,500,000	1/23/2010	1/23/2015	$0.01	$1,500,000	60	$25,000.00

Total	4,000,000				$4,000,000		$66,666.67

Accordingly, for the three months ended March 31, 2010, the Company recognized aggregate share-based compensation amounts of $200,000.

6	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown on the accompanying balance sheet as of March 31, 2010, the Company's current liabilities exceeded its current assets by $1,884,191 and its total liabilities exceeded its total assets by $1,880,337. As of March 31, 2010 the Company has $11,890 in cash which will not be sufficient to fund future operations.  These circumstances raise substantial doubt about its ability to continue as a going concern.   The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The Company is dependent on advances from its principal shareholders for continued funding.  There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations.

7	STOCKHOLDERS' DEFICIT

The stockholders' deficit section of the Company contains the following classes of capital stock as of March 31, 2010:

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Fair Values of Financial Instruments

At March 31, 2010, fair values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximate their carrying amount due to the short period of time to maturity.

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

The Company has adopted the Mikojo Incorporated 2009 Stock Plan ("2009 Plan") that includes both incentive stock options and nonqualified stock options to be granted to employees, officers, and consultants, independent contractors, directors and affiliates of the Company. The board of directors establishes the terms and conditions of all stock options grants, subject to the Plan and applicable provisions of the Internal Revenue Code. Incentive stock options must be granted at an exercise price not less than the fair market value of the common stock on the grant date. The options expire on the date determined by the board of directors.

The following table details grants to date under the 2009 Plan together with the value attributed to each grant based on the Black-Scholes valuation model, assuming a stock price of $1.00, an exercise price of $0.01 per share, a five-year maturity, an annual risk-free rate of 3% and annualized volatility of 300%.  The Company amortizes such valuation on a monthly basis over the term of each such option.

Mikojo Incoporated
Stock Options (2009 Stock Plan)

Optionee	Shares	Date Granted	Expiration Date	Exercise Price	Black Scholes Valuation	Term (Mos.)	Monthly Amortization
Adam Nettlefold	1,200,000	1/13/2010	1/13/2015	$0.01	$1,200,000	60	$20,000.00
Frank Curia	100,000	1/24/2010	1/24/2015	$0.01	$100,000	60	$1,666.67
Ian Evans	200,000	1/23/2010	1/23/2015	$0.01	$200,000	60	$3,333.33
James E. Cates	1,000,000	1/23/2010	1/23/2015	$0.01	$1,000,000	60	$16,666.67
Accelerated Venture Partners, LLC	1,500,000	1/23/2010	1/23/2015	$0.01	$1,500,000	60	$25,000.00

Total	4,000,000				$4,000,000		$66,666.67

Accordingly, for the three months ended March 31, 2010, the Company recognized aggregate share-based compensation amounts of $200,000.

Results of Operations

Quarter Ended March 31, 2010.

The following table summarizes the results of our operations during the quarter ended March 31, 2010.  There is no comparable data for the period ended March 31, 2009.

March 31, 2010

Revenues	266
Cost of Services	-
Selling, General and Administrative Expense	291,388
Interest expense	14,567
Depreciation & amortization	-
Interest income & other	-
Net income (loss)	(305,688)
Earnings (Loss) per common share	(.00)

We had only $266 revenues for the quarter ended March 31, 2010 due to our lack of access to additional capital to be utilized to purchase internet advertising.

Selling, general and administrative expenses were $291,388 in the quarter ended March 31, 2010.  The largest component was $200,000 share-based compensation based on the value of certain stock options which are being amortized over their term.  Other expenses primarily comprised costs associated compliance with securities laws and regulations, expense of consultants and investor relations expense.

During the quarter ended March 31, 2010 we incurred a net loss of $(305,688).  Loss per common share for the quarter ended March 31, 2010 was $(0.00).

Nine Months Ended March 31, 2010.

The following table summarizes the results of our operations during the nine months ended March 31, 2010.  There is no comparable data for the period ended March 31, 2009.

March 31, 2010

Revenues	584
Cost of Services	-
Selling, General and Administrative Expense	415,125
Interest expense	32,625
Depreciation & amortization	-
Interest income & other	-
Net income (loss)	(455,379)
Earnings (Loss) per common share	(.00)

We had limited revenues for the nine months ended March 31, 2010 due to our lack of access to additional capital to be utilized to purchase internet advertising.

Selling, general and administrative expenses were 215,125 in the nine months ended March 31, 2010. The largest component was $200,000 share-based compensation based on the value of certain stock options which are being amortized over their term.  Other expenses primarily comprised costs associated compliance with securities laws and regulations, expense of consultants and investor relations expense.

During the nine months ended March 31, 2010 we incurred a net loss of $(455,379).  Loss per common share for the nine months ended March 31, 2010 was $(0.00).

Cash Flow Items

The following table provides the statements of net cash flows for the nine months ended March 31, 2010.  There is no comparable data for the period ended March 31, 2009:

Nine Months Ended March 31, 2010

Net Cash Provided By (used in) Operating Activities	(69,621)
Net Cash Used in Investing Activities	-
Net Cash Provided by Financing Activities	74,508
Net Increase (decrease) in Cash and Cash Equivalents	4,888
Cash and Cash Equivalents - Beginning of Period	7,003
Cash and Cash Equivalents - End of Period	11,891

Balance Sheet Items

As of March 31, 2010, we had total current assets of $26,627.  Our total assets as of March 31, 2010 were $30,481.  We had total current liabilities of $1,910,818 as of March 31, 2010.

As of March 31, 2010, our total Stockholders' Deficit was $1,880,337.

Liquidity and Capital Resources

As of March 31, 2010, we had $11,891 cash, a working capital deficit of $1,884,191 and an accumulated deficit of $1,880,337 through March 31, 2010.  Our operating activities provided $2,305 in cash for the quarter period ended March 31, 2010 and we used $69,621 cash for the nine months ended March 31, 2010.

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

Loans Payable

As of March 31, 2010, certain shareholders of the Company provided loans to the Company for operating purposes. Such loans aggregated $27,998 at March 31, 2010.  These advances are payable on demand and are non-interest bearing.

Notes payable comprise (a) Notes in the aggregate face amount of $475,000 payable to certain shareholders of LG Holding Corporation which were issued in consideration of the Company's redemption of 29,360,500 shares of the Company's Common Stock which the Company valued at $475,000.  Since the Notes were not repaid within 150 days of July 20, 2009, the noteholder(s) received (on a pro-rata basis) an aggregate of 1,000,000 additional shares of Mikojo Incorporated Common Stock which had been previously issued, but held in escrow, and (b) a Note in the face amount of $1,250,000 payable to Computing Services Support Solutions, Inc. ("C3S") pursuant to the terms of an agreement dated as of September 22, 2008 by and between LOBIS, Inc. and C3S.  Payments under the note are conditioned on the Company completing a financing.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2010. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

There are no legal proceedings which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

ITEM 1A.        RISK FACTORS.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.           (REMOVED AND RESERVED)

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

MIKOJO INCORPORATED

Dated: May 13, 2010	By:	/s/ James Cates
James Cates
Chief Executive Officer and Director

Dated: May 13, 2010	By:	/s/ Timothy Neher
Timothy Neher
Chief Financial Officer and Director

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.