Form 10-K
period 2010-06-30
MIKOJO Inc
filed 2010-11-22
CIK 1411085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended June 30, 2010

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $15,966,736

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  28,061,200 shares of common stock par value $0.0001 as of September 30, 2010

DOCUMENTS INCORPORATED BY REFERENCE:

None

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

Mikojo’s mission is to bring together the Internet distribution contracts owned by Mikojo (Aust) and the rights related to the TriggerWare™ technology owned by LOBIS to develop and provide the best possible search engine user experience on the Internet by revolutionizing Internet search and decision-making and providing users with a simple interface to retrieve decision-enabling, semantics-based information in real-time.

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

On September 11, 2009, LG completed a merger with and into its wholly-owned subsidiary, Mikojo Incorporated, a Delaware corporation , which resulted in (a) a change of domicile of the Company from the State of Colorado to the State of Delaware; (b) a change of the name of the company from LG Holding Corporation to Mikojo Incorporated; (c) the right of each holder of the Company’s common shares to receive one (1) share of Mikojo Incorporated common stock, par value $0.0001 per share,  for each one (1) share of the common stock of LG Holding Corporation, par value $0.001 per share, owned by the holder as of the effective time of the Merger; (d) the persons presently serving as the Company’s executive officers and directors serving in their same respective positions with Mikojo; and (e) the adoption of Mikojo’s Certificate of Incorporation under the laws of the State of Delaware, pursuant to which our authorized capital stock is 100,000,000 shares, consisting of 100,000,000 shares of common stock, par value $0.0001 per share and no preferred stock and  the adoption of new Bylaws under the laws of the State of Delaware.

In connection with the Merger, Mikojo agreed to pay certain prior shareholders of LG an aggregate of $400,000 for expenses incurred in connection with the merger transaction and cancellation of certain previously outstanding LG shares as detailed above.  In this connection, Mikojo paid a non-refundable fee of $25,000 with the balance due of $375,000 to be paid to such shareholders within 90 days of the closing of the merger and evidenced by a promissory note or notes in favor of such shareholders. Should the $375,000 payment not be made within 120 days of the merger closing, Mikojo agreed to pay a $100,000 penalty increasing the amount due to $475,000. Furthermore if the payment (including penalty) is not paid within 150 days of the merger closing, the noteholder(s) have an option to convert the note(s) pro rata into an aggregate of 1,000,000 shares of the surviving company’s common stock.

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

Ultimately, it is Mikojo’s plan to develop the commercialization of its TriggerWare software as a pioneering semantics-based search software vehicle, while continuing to generate cash flow from Internet advertising, as further described herein.  The Company did not have any meaningful operations in its fiscal year ended June 30, 2010 due to a lack of funding.

Employees

As of September 30, 2010, we have no full- or part-time employees and rely upon our officers and directors and certain outsiders to provide services to the Company on a consultive basis.

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

Risks Related to Our Business and Industry

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to continue as a going concern and our ability to obtain future financing

In their report dated November 22, 2010, our independent auditors stated that our financial statements for the period ended June 30, 2010 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations and cash flow deficiencies since our inception. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible.

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

We are authorized to issue 100,000,000 shares of common stock, $0.0001 par value per share, of which, as of September 30, 2010, 28,061,200 shares of common stock were issued and outstanding and 71,938,800 remain unissued. These shares may be issued by our board of directors without further stockholder approval. The issuance of large numbers of shares, possibly at below market prices, is likely to result in substantial dilution to the interests of other stockholders. In addition, issuances of large numbers of shares may adversely affect the market price of our common stock.

Further, our Certificate of Incorporation authorizes 1,000,000 shares of preferred stock, $0.01 par value per share. The board of directors is authorized to provide for the issuance of these unissued shares of preferred stock in one or more series, and to fix the number of shares and to determine the rights, preferences and privileges thereof. Accordingly, the board of directors may issue preferred stock which convert into large numbers of shares of common stock and consequently lead to further dilution of other shareholders.

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

Our executive offices are located at 1840 Gateway Drive, Suite 200, Foster City, CA 94404 which we utilize on a rent-free basis pursuant to a verbal understanding with Accelerated Venture Partners, LLC, one of our shareholders.

ITEM 3.	LEGAL PROCEEDINGS

As of June 30, 2010, the Company was not a party to any pending or threatened legal proceedings.

ITEM 4.	(REMOVED AND RESERVED)

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

Status of Outstanding Common Stock

As of September 30, 2010, we had a total of 28,061,200 shares of our common stock outstanding.  Of these shares, 20,077,832 are held by “affiliates” of the Company and the remaining shares are either registered or  may be transferred subject to the requirements of Rule 144.  We have not agreed to register any additional outstanding shares of our common stock under the Securities Act.

Holders

We have issued an aggregate of 28,061,200 shares of our common stock to approximately 60 record holders.

Dividends

We have not paid any dividends to date, and have no plans to do so in the immediate future.

Recent Sales of Unregistered Securities

None

Purchases of Equity Securities

The Company has never purchased nor does it own any equity securities of any other issuer.

ITEM 6.     SELECTED FINANCIAL DATA

Year Ended	6/30/2010	6/30/2009

Revenues	750	1,740,449
Net Loss	(762,654)	(87,875)
Net loss per share	(0.03)	(0.00)
Weighted average no shares	28,115,930	26,000,000
Stockholders' deficit	1,987,611	1,192,928
Total assets	18,818	63,623
Total liabilites	2,006,429	1,256,551

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

In connection with the merger, Mikojo agreed to pay certain prior shareholders of LG an aggregate of $400,000 for expenses incurred in connection with the merger transaction and cancellation of certain previously outstanding LG shares as detailed above.  In this connection, Mikojo paid a non-refundable fee of $25,000 with the balance due of $375,000 to be paid to such shareholders within 90 days of the closing of the merger and evidenced by a promissory note or notes in favor of such shareholders. Should the $375,000 payment not be made within 120 days of the merger closing, Mikojo agreed to pay a $100,000 penalty increasing the amount due to $475,000. Furthermore if the payment (including penalty) is not paid within 150 days of the merger closing, the noteholder(s) have an option to convert the note(s) pro rata into an aggregate of 1,000,000 shares of he surviving company’s common stock.  As of September 30, 2010, no payment has been made on the promissory note,

Ultimately, it is Mikojo’s plan to develop the commercialization of its TriggerWare software as a pioneering semantics-based search software vehicle, while continuing to generate cash flow from Internet advertising, as further described herein. The Company did not have any meaningful operations in its fiscal year ended June 30, 2010 due to a lack of funding.

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

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended June 30, 2010, relative to our ability to continue as a going concern. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.  Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment. Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations. We will need to raise additional investment capital to fund our operations beyond that date and until we can operate on a cash flow positive basis. There is no guarantee that we will be able to obtain such additional funding or that any funding will be offered on terms and conditions which are acceptable to us.

Fair Values of Financial Instruments

At June 30, 2010, fair values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximate their carrying amount due to the short period of time to maturity.

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

	6/30/10	6/30/2009	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	750	1,740,449	(1,739,699)	(99.9)%
Cost of Services	0	1,608,552	(1,608,552)	(100)%
Selling, General and Administrative Expense	708,157	1,414,121	(705,964)	(49.9)%
Interest expense	47,033	1,750	45,283	2500%
Depreciation & amortization	-	-	-	-
Interest income & other	(8,214)	131,324	139,538	(106)%
Net income (loss)	(762,654)	(1,154,965)	(392,311)
Earnings (Loss) per common share	(.03)	(.04)

We had revenues of $750 for the year ended June 30, 2010, compared to revenues of $1,740,449 during the same period in 2009.  Our revenues decreased in the year ended June 30, 2010 primarily due to the lack of operating capital to finance advertising.

Our cost of services for the year ended June 30, 2010was $0.00 as compared to $1,608,552 during the same period in 2009.  This decrease is primarily the result of the lack of any meaningful sales in the year ended June 30, 2010.

Selling, general and administrative expenses increased decreased by $[amount] or [amount]%, to $708,157 in the year ended June 30, 2010 compared to $1,414,121 in the same period in 2009. The decrease is primarily due to a lack of operations in the year ended June 30, 2010.

Interest expense for the year ended June 30, 2010 was 47,033 and interest expense in the same period of 2009 was $1,750.  Interest expense increased in the year ended June 30, 2010 mainly due to increased borrowings.

During the year ended June 30, 2010 we incurred a net loss of $(762,654) compared with $(1,154,965) for the same period in the prior year.  The increase in our loss is primarily due to a lack of operations in the year ended June 30, 2010.

Loss per common share for the year ended June 30, 2010 was $(0.03) as compared to a loss of $(.04) during the same period of 2009.

Cash Flow Items
The following table provides the statements of net cash flows for the year ended June 30, 2010 and June 30, 2009:

	Year Ended June 30,
	2010	2009
Net Cash Provided By (used in) Operating Activities	(80,560)	(36,487)
Net Cash Used in Investing Activities	-	-
Net Cash Provided by Financing Activities	74,052	(9,504)
Net Increase (decrease) in Cash and Cash Equivalents	(6,507)	(9,777)
Cash and Cash Equivalents - Beginning of Period	7,003	16,781
Cash and Cash Equivalents - End of Period	496	7,003

We used $80,560 of cash from our operating activities during the year ended June 30, 2010 as compared to $36,487 cash used during the year ended June 30, 2009.  The difference is principally attributable to the lack of meaningful operations in the year ended June 30, 2010.

We used $0.00 in cash from our investing activities during the year ended June 30, 2010, as compared to $0.00 used in the prior year ending June 30, 2009.

We provided a net $74,052 from financing activities during the year ended June 30, 2010 as compared to a use of 9,504 during the year ended June 30, 2009.  The change is primarily due to increased shareholder loans and issuance of shares for services in the year ended June 30, 2010.

Balance Sheet Items

As of June 30, 2010, we had total current assets of $14,964, as compared to $41,466 as of June 30, 2009.  Our total assets as of June 30, 2010 were $18,818 as compared to $45,320 as of June 30, 2009.  We had total current liabilities of $2,006,429 as of June 30, 2010 as compared to $1,256,551 as of June 30, 2009.

As of June 30, 2010, our total Stockholders’ Deficit was $1,987,611 as compared to $1,211,232 at June 30, 2009.

Liquidity and Capital Resources

As of June 30, 2010, we had $496 cash, a working capital deficit of $1,991,465 and an accumulated deficit of $1,512,611 through June 30, 2010.  Our operating activities used $80,560 in cash for the fiscal year period ended June 30, 2010.

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

Loans Payable and Notes Payable

Loans Payable to shareholders consist of $27,543 in loans made by an officer and shareholder of the Company to the Company. These loans bear no interest, are unsecured and due and payable upon demand. Notes Payable comprise $475,000 face amount owing to certain former shareholders and $1,250,000 payable to Computing Services Support Solutions, Inc.

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

Set forth below are the audited financial statements for the Company as of and for the fiscal years ended June 30, 2010 and 2009 and the report thereon of Paritz & Co., P.A.

MIKOJO INCORPORATED

FINANCIAL STATEMENTS

INDEX

Page Number

INDEPENDENT AUDITORS' REPORT	F-1

FINANCIAL STATEMENTS:

Balance Sheets at June 30, 2010 and June 30, 2009	F-2

Statement of Operations for the years ended June 30, 2010 and June 30, 2009	F-3

Statement of Stockholders' Deficiency through the year ended June 30, 2010	F-4

Statement of Cash Flows for the years ended June 30, 2010 and 2009	F-5

Notes to Financial Statements for period ended June 30, 2010	F-6 to F-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
MIKOJO INCORPORATED:

We have audited the accompanying balance sheet of MIKOJO INCORPORATED as of June 30, 2010 and 2009, and the related statements of operations, changes in shareholders’ equity (deficit), and cash flows for the years ended June 30, 2010 and 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MIKOJO INCORPORATED as of June 30, 2010 and 2009, and the results of its operations and its cash flows for the years ended June 30, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred operating losses since inception and has a net capital deficit at June 30, 2010, which raises substantial doubt about its ability to continue as a going concern.  Management’s plan in regard to these matters is also discussed in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Co.

Paritz & Co.
Hackensack, NJ
November 22, 2010

MIKOJO INCORPORATED
Consolidated Balance Sheets
(audited)

	June 30, 2010	June 30, 2009

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$496	$7,003
Deposits	14,468	34,463

Total Current Assets	14,964	41,466

PROPERTY AND EQUIPMENT, net	-	-

OTHER ASSETS
Other sundry current assets	3,854	3,854

TOTAL ASSETS	$18,818	$45,320

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$206,853	$-
Accrued expense	47,033	-
Notes payable	1,725,000	1,250,000
Notes payable-shareholders	27,543	6,551

TOTAL CURRENT LIABILITIES	2,006,429	1,256,551

STOCKHOLDERS' DEFICIENCY
Common stock, $0.0001 par value, 100,000,000 shares authorized, 28,061,200 and 26,000,000 shares issued and outstanding at June 30, 2010 and June 30, 2009, respectively	2,806	2,600
Additional paid-in capital	461,068	-
Accumulated Deficit	(2,009,815)	(1,247,161)
Accumulated other comprehensive income or (loss)	33,330	33,330
Less: Treasury Stock	(475,000)
Total Stockholders' Deficiency	(1,987,611)	(1,211,232)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$18,818	$45,320

The accompanying notes are an integral part of the financial statements.

MIKOJO INCORPORATED
Consolidated Statements of Operations
(Audited)

	For the year ended June 30, 2010	For the year ended June 30, 2009

SALES	$750	$1,929,265

COST OF SALES	-	924,380
Gross Profit:	$750	$1,004,886

EXPENSES
General and Administrative Expenses	$708,157	$955,320
Write-off of acquired in process research and development cost	-	1,250,000
Depreciation expense	-	5,222

LOSS FROM OPERATIONS	$(707,407)	$(1,205,656)

OTHER INCOME (EXPENSES)
Interest income (expense)	(47,033)	(1,750)
Write-off due from parent	(8,214)	-

Net Loss	$(762,654)	$(1,205,406)

Other Comprehensive Income (Loss)	$-	$33.330)

Comprehensive Loss	$(762,654)	$(1,171,193)

PER SHARE DATA:

Basic loss per common share	$(0.03)	$(0.05)

Weighted Average Common Shares Outstanding	28,115,930	26,000,000

The accompanying notes are an integral part of the financial statements.

MIKOJO INCORPORATED
Consolidated Statements of Stockholders' Deficiency
(audited)

	Common Shares	Common Stock	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comp. Income	Total Stockholders' Deficiency

Balance, July 1, 2007	-	$-	-	$-	$-	$-

Sale of common stock	26,000,000	2,600	-	-	-	2,600

Net loss for the year ended June 30, 2008	-	-	-	(39,755)	-	(39,755)

Foreign currency translation adjustment	-	-	-	-	(2,884)	(2,884)

Balance—June 30, 2008	26,000,000	$2,600	-	$(39,755)	$(2,884)	$(40,039)

Net loss for the year ended June 30, 2009	-	-	-	(1,207,406)	-	(1,207,406)

Foreign currency translation adjustment	-	-	-	-	33,330	33,330

Balance, June 30, 2009	26,000,000	$2,600	$-	$(1,247,160)	$33,330	$(1,211,232)

Shares issued on merger	1,530,600	153	8,061	-	-	8,214

Share-based compensation	-	-	400,000	-	-	400,000

Shares issued for services	530,600	53	53,007	-	-	53,060

Net loss for year ended June 30, 2010	-	-	-	-	-	(762,654)

Balance, June 30, 2010	28,061,200	2,806	461,068	(2,009,815)	33,330	(1,512,611)

The accompanying notes are an integral part of the financial statements.

MIKOJO INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(audited)

	For the year ended June 30, 2010	For the year ended June 30, 2009

OPERATING ACTIVITIES
Net Loss	$(762,654)	$(1,207,406)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	-	5,222
Note payable	-	1,250,000
Changes in operating assets and liabilities
Accounts receivable	-	38,148)
Deposits	19,996	(34,463
Subscription receivable	-	2,504)
Tax receivable	-	1,187)
Share-based compensation	400,000	-
Accounts payable	206,852	(68,843
Accrued expense	47,033	(22,836

Net cash provided by (used in) operating activities	$(80,560)	$(36,487

INVESTING ACTIVITIES
Purchase of property and equipment	$-	$-)

Net Cash provided by (used in) Investing activities	$-	$-)

FINANCING ACTIVITIES
Loans (Repayments)—shareholders	$20,992	$(9,504
Notes Payable	475,000
Issuance of stock for services	53,060
Less: Treasury Stock	(475,000)	-
Net Cash provided by (used in) Financing Activities	$74,052	$(9,504)

Effect of exchange rate changes on cash and cash equivalents	$-	$33,330

NET INCREASE (DECREASE) IN CASH	$(6,507)	$(9,778
CASH AT BEGINNING OF PERIOD	$7,003	16,781
CASH AT END OF PERIOD	$496	$7,003

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Paid For:	$-	$-
Interest expense	$-	$-
Income Taxes
Non Cash Financing Activities:
Note issued in connection with merger	$475,000	-
Notes payable issued in exchange for acquired in process research and development costs	$-	$1,250,000

The accompanying notes are an integral part of the financial statements.

MIKOJO INCORPORATED

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010
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

Cash and cash equivalents

The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company’s accounts at these institutions may, at times, exceed the federally insured limits. The Company has not experienced any losses in such accounts. Cash equivalents consist primarily of money market funds.

MIKOJO INCORPORATED

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010
(AUDITED)

1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON’T)

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

Recent Accounting Pronouncements

In June 2009, the FASB issued guidance now codified in FASB Accounting Standards Codification ("ASC") Topic 105, Generally Accepted Accounting Principles, as the single source of authoritative nongovernmental GAAP. FASB ASC Topic 105 does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents have been superseded and all other accounting literature not included in the FASB Codification is now considered non-authoritative. These provisions of FASB ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for the Company for the current fiscal reporting period. The adoption of this guidance did not have an impact on the Company’s financial condition or results of operations, but impacted its financial reporting process by eliminating all references to pre-codification standards. On the effective date of this guidance, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative.

In August 2009, the FASB issued an updated Accounting Standards Update ("ASU") regarding fair value measurements and disclosures. The guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using certain prescribed valuation techniques. The amendments in the pronouncements were effective for the Company’s first quarter of fiscal 2010. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

MIKOJO INCORPORATED

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010
(AUDITED)

1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON’T)

In January 2010, the FASB authoritative guidance regarding “Improving Disclosures about Fair Value Measurements”. The guidance provides amendments to literature on fair value measurements and disclosures currently within the ASC by clarifying certain existing disclosures and requiring new disclosures for the various classes of fair value measurements. It is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In February 2010, the FASB amended certain authoritative guidance on Amendments to Certain Recognition and Disclosure Requirements for Subsequent Events. The guidance addresses both the interaction of the requirements of Subsequent Events, with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provision related to subsequent events, potentially changing reporting by both private and public entities depending on the facts and circumstances surrounding the nature of the change. All of the amendments are effective upon issuance of the final update, except for the use of the issued date for conduit debt obligors which is effective for interim and annual periods ending after June 15, 2010. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

In April 2010, the FASB issued authoritative guidance on Stock Compensation and its Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.  The guidance provides amendments to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as the adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

MIKOJO INCORPORATED

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010
(AUDITED)

2	GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, The Company has a negative net working capital of US$142,977 as of June 30, 2010 and a net loss of $31,470 and $32,520 for the year ended June 30, 2010 and 2009 respectively.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses.  The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

3	NOTES PAYABLE—SHAREHOLDERS (RELATED PARTY TRANSACTIONS)

As of June 30, 2010, certain shareholders of the Company provided loans to the Company for operating purposes. Such loans aggregated $27,543 at June 30, 2010.  These advances are payable on demand and are non-interest bearing.  See also Note 5, Commitments and Contingencies.

4	NOTES PAYABLE

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

MIKOJO INCORPORATED

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010
(AUDITED)

5	COMMITMENTS AND CONTINGENCIES

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

MIKOJO INCORPORATED

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010
(AUDITED)

5	COMMITMENTS AND CONTINGENCIES (CON’T)

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

MIKOJO INCORPORATED

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010
(AUDITED)

5	COMMITMENTS AND CONTINGENCIES (CON’T)

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

MIKOJO INCORPORATED

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010
(AUDITED)

5	COMMITMENTS AND CONTINGENCIES (CON’T)

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

10)           On January 23, 2010, the Company entered into a Consulting Agreement with Ian Evans pursuant to which he will (a) assist the Company in developing business relationships, search scenarios and key word identification strategies appropriate for its business; (b) advise and assist the Company with respect to its advertising, ad placement, business plan and IT infrastructure; (c) advise and assist the Company with respect to its advertising, sales and marketing strategy and plans and (d) provide such other general consulting services relating to the foregoing as the Company's Chief Executive Officer or board of directors may request.  The agreement commences upon execution and is terminable upon written notice by either party. In consideration of the consultant's services, the Company agreed to issue a non-qualified option (pursuant to the Company's 2009 Stock Plan) to purchase 200,000 shares of the Company's common stock at an exercise price of $0.01 per share.  The Company shall have a re-purchase option with respect to the shares which are the subject of the option which shall lapse with respect to 6.25% of the total number of shares which are the subject of the option three (3) months after the effective date of the agreement, and the re-purchase option shall further lapse ratably with respect to the remaining shares on a monthly basis thereafter over a 45-month period.  At such time as the Company is funded with an agreed level of outside financing, and upon the mutual agreement of the Company and the consultant, the agreement will terminate and the Company shall hire the consultant as its Sr. Manager of Business Development at an annual base salary of $130,000, together with an incentive compensation agreed by the Company's board of directors (including provision for a severance payment upon a termination without cause).

MIKOJO INCORPORATED

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010
(AUDITED)

5	COMMITMENTS AND CONTINGENCIES (CON’T)

11)           On January 23, 2010, the Company entered into a Consulting Agreement with James E. Cates pursuant to which he will (a) serve as acting CEO assisting the Company in developing an advanced search infrastructure appropriate for its business; (b) advise and assist the Company with respect to its general operations and advertising, ad placement and its business plan; (c) advise and assist the Company with respect to its advertising, sales and marketing strategy and plans and (d) provide such other general consulting services relating to the foregoing as the Company's Chief Executive Officer or board of directors may request.  The agreement commences upon execution and is terminable upon written notice by either party. In consideration of the consultant's services, the Company agreed to issue a non-qualified option (pursuant to the Company's 2009 Stock Plan) to purchase 1,000,000 shares of the Company's common stock at an exercise price of $0.01 per share.  The Company shall have a re-purchase option with respect to the shares which are the subject of the option which shall lapse with 1/36 of the shares which are the subject of the option over a 36 month period from the date of the agreement.  Further, the repurchase right shall lapse with respect to 50% of such shares upon the consultant executing an employment agreement with the Company, with the remaining 50% of such shares being incorporated into the employment agreement. At such time as the Company is funded with an agreed level of outside financing, and upon the mutual agreement of the Company and the consultant, the agreement will terminate and the Company shall hire the consultant as its Chief Executive Officer at an annual base salary of $300,000, together with an incentive compensation agreed by the Company's board of directors.  Mr. Cates tenedered his resignation as President of the Company in July 2010.

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

MIKOJO INCORPORATED

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010
(AUDITED)

6	STOCK OPTION PLAN/STOCK-BASED COMPENSATION

The Company has adopted the Mikojo Incorporated 2009 Stock Plan (“2009 Plan”) that includes both incentive stock options and nonqualified stock options to be granted to employees, officers, and consultants, independent contractors, directors and affiliates of the Company. The board of directors establishes the terms and conditions of all stock options grants, subject to the Plan and applicable provisions of the Internal Revenue Code. Incentive stock options must be granted at an exercise price not less than the fair market value of the common stock on the grant date. The options expire on the date determined by the board of directors.

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

Mikojo Incorporated
Stock Options (2009 Stock Plan)

Optionee	Shares	Date Granted	Expiration Date	Exercise Price	Black Scholes Valuation	Term (Mos.)	Monthly Amortization

Adam Nettlefold	1,200,000	1/13/2010	1/13/2015	$0.01	$1,200,000	60	$20,000.00
Frank Cuda	100,000	1/24/2010	1/24/2015	$0.01	$100,000	60	$1,666.67
Ian Evans	200,000	1/23/2010	1/23/2015	$0.01	$200,000	60	$3,333.33
James E. Cates	1,000,000	1/23/2010	1/23/2015	$0.01	$1,000,000	60	$16,666.67
Accelerated Venture Partners, LLC	1,500,000	1/23/2010	1/23/2015	$0.01	$1,500,000	60	$25,000.00

Total	4,000,000				$4,000,000		$66,666.67

MIKOJO INCORPORATED

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010
(AUDITED)

6	STOCK OPTION PLAN/STOCK-BASED COMPENSATION (CON’T)

Accordingly, for the year ended June 30, 2010, the Company recognized aggregate share-based compensation amounts of $400,000.

7	STOCKHOLDERS' DEFICIT

The stockholders' deficit section of the Company contains the following classes of capital stock as of June 30, 2010:

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

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company’s disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the fiscal year ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

     Our senior management is composed of experienced individuals with significant management experience. As of September 30, 2009, our executive officers, and directors were:

Name	Age	Position
Timothy Neher	44	Chief Executive Officer,Chief Financial Officer, Pesident, Secretary, Treasurer, Director

The biographies of each of our executive officers and directors are as follows:

Timothy J.Neher

Timothy J. Neher has been Chief Financial Officer, Treasurer and a Director of Mikojo, Inc. since 2009 and President and Secretary since 2010.  Mr. Neher is the founding partner of Accelerated Venture Partners, a venture capital firm based in Foster City, California, and has over 10 years of experience an a merchant banker in connection with the provision of debt and equity financing, mergers and public offering transactions.

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

Code of Ethics

Our board of directors has adopted a code of ethics that our principal financial officer, principal accounting officer or controller and any person who may perform similar functions are subject to. Currently Timothy Neher is our  only officer and director, therefore, he is the only person subject to the Code of Ethics. If we retain additional officers in the future to act as our principal financial officer, principal accounting officer, controller or persons serving similar functions, they would become subject to the Code of Ethics. The Code of Ethics does not indicate the consequences of a breach of the code. If there is a breach, our board of directors would review the facts and circumstances surrounding the breach and take action that it deems appropriate, which action may include dismissal of the employee who breached the code.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act required our executive officers and directors, and person who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the year ended June 30, 2010.

Board Composition and Committees

Our Board of Directors is composed of one member who is elected his successor is duly elected and qualified.

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

ITEM 11.  EXECUTIVE COMPENSATION.

As of June 30, 2010, the Company has paid no compensation to any executive of the Company.

Outstanding Equity Awards at Fiscal Year End

The Company has adopted the Mikojo Incorporated 2009 Stock Plan (“2009 Plan”) that includes both incentive stock options and nonqualified stock options to be granted to employees, officers, and consultants, independent contractors, directors and affiliates of the Company. The board of directors establishes the terms and conditions of all stock options grants, subject to the Plan and applicable provisions of the Internal Revenue Code. Incentive stock options must be granted at an exercise price not less than the fair market value of the common stock on the grant date. The options expire on the date determined by the board of directors.

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

Mikojo Incorporated
Stock Options (2009 Stock Plan)

Optionee	Shares	Date Granted	Expiration Date	Exercise Price	Black Scholes Valuation	Term (Mos.)	Monthly Amortization

Adam Nettlefold	1,200,000	1/13/2010	1/13/2015	$0.01	$1,200,000	60	$20,000.00
Frank Cuda	100,000	1/24/2010	1/24/2015	$0.01	$100,000	60	$1,666.67
Ian Evans	200,000	1/23/2010	1/23/2015	$0.01	$200,000	60	$3,333.33
James E. Cates	1,000,000	1/23/2010	1/23/2015	$0.01	$1,000,000	60	$16,666.67
Accelerated Venture Partners, LLC	1,500,000	1/23/2010	1/23/2015	$0.01	$1,500,000	60	$25,000.00

Total	4,000,000				$4,000,000		$66,666.67

Accordingly, for the year ended June 30, 2010, the Company recognized aggregate share-based compensation amounts of $400,000.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information with respect to beneficial ownership of our common stock, as of September 30, 2010 by:

•	each beneficial owner of 5% or more of the currently outstanding shares of our common stock;

•	each of our directors;

•	each of our executive officers; and

•	all of our directors and executive officers as a group.

In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of June 30, 2010 are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name.

     Each stockholder’s percentage ownership is based on 28,061,200 shares of our common stock outstanding as of September 30, 2009.

	Amount and Nature of Beneficial
	Ownership
		Notes Convertible
		and Options and
		Warrants
		Exercisable Within
Name of Beneficial Owner	Shares	60 Days	Percent of Class
Holders of More than 5%

Accelerated Venture Partners LLC (1) 1840 Gateway Dr. Suite 200 Foster City, CA 94404	10,880,816	1,500,000 0	44.12%

Computing Services Support Solutions, Inc. 5777 W. Century Blvd., Suite 1185 Los Angeles, CA 90045	2,663,016	0	9.50%

Adam John Nettlefold Unit 7/16 Markeri Street Mermaid Beach, QLD, Australia 4218	5,634,000	1,200,000	24.39%

Directors and Executive Officers

Timothy Neher (1), President, Secretary, Treasurer, CEO, CFO 1840 Gateway Dr. Suite 200 Foster City, CA 94404	10,880,816	1,500,000	44.12%

All executive officers and directors as a group (1 person)	10,880,816	1,500,000	44.12%

(1)	Timothy Neher is the principal of Accelerated Venture Partners LLC

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Transactions with Related Persons

None.

Director Independence

The Board of Directors is currently composed of one member.  None of our directors are “independent” directors, as that term is defined under the Nasdaq listing standards.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for each of the fiscal year ended June 30, 2010 and 2009 for professional services rendered by the principal accountant for the audit of the registrant’s annual financial statements and review of the financial statements included in the registrant’s Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $7,500 and $7,500, respectively.

Audit Related Fees

The aggregate fees billed in the fiscal year ended June 30, 2010 and 2098 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under the paragraph captioned “Audit Fees” above are $0 and $0, respectively.

Tax Fees

The aggregate fees billed in the fiscal years ended June 30, 2010 and 2009 for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed in the fiscal years ended June 30, 2010 and 2009 for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14 are $0 and $0, respectively.

Pre-Approval Policies and Procedures

Our board of directors adopted resolutions in accordance with the Sarbanes-Oxley Act of 2002 requiring pre-approval of all auditing services and all audit related, tax or other services not prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended to be performed for us by our independent auditors, subject to the de minimus exception described in Section 10A(i)(1)(B) of the Exchange Act. These resolutions authorized our independent auditor to perform audit services required in connection with the annual audit relating to the fiscal year ended June 30, 2010 and the quarterly reviews for the subsequent fiscal quarters of 2011 through the review for the quarter ended March 31, 2011 at which time additional pre-approvals for any additional services to be performed by our auditor would be sought from the Board. Our board of directors also appointed and authorized Elie Saltoun to grant pre-approvals of other audit, audit-related, tax and other services requiring board approval to be performed for us by our independent auditor, provided that the designee, following any such pre-approvals, thereafter reports the pre-approvals of such services at the next following regular meeting of the Board.

The percentage of audit-related, tax and other services that were approved by the board of directors is 100%.

PART IV

ITEM 15.               EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1.  FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

•	Report of Paritz & Co., P.A., Independent Registered Certified Public Accounting Firm

•	Balance Sheets as of June 30, 2010 and 2009 (audited)

•	Statements of Operations for the years ended June 30, 2010 and 2009 (audited)

•	Statements of Stockholders’ Deficit through June 30, 2010 (audited)

•	Statements of Cash Flows for the years ended June 30, 2010 and 2009 (audited)

•	Notes to Financial Statements (audited)

2.  FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3.  EXHIBITS

The exhibits listed below are filed as part of or incorporated by reference in this report.

Exhibit
Number	Description
23.1.	Consent of Paritz & Co., P.A. regarding audited financial statements as of and for the period ending December 31, 2010

31.1.	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: November 22, 2010

MIKOJO INCORPORATED

By:	/s/ Timothy Neher
Timothy Neher
Chief Executive Officer and Chief Financial Officer
President, Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By
/s/ Timothy Neher

Timothy Neher
Sole Director

Date
November 22, 2010