Form 10-Q
period 2010-09-30
MIKOJO Inc
filed 2010-11-22
CIK 1411085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2010

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files); Yes ☐ No ☐.

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

Common Stock $.0001 par value

There were 28,061,200 shares of common stock outstanding as of November 1, 2010.

PART I       FINANCIAL INFORMATION

ITEM 1.       INTERIM FINANCIAL STATEMENTS

MIKOJO INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30, 2010	As of June 30, 2010
	(Unaudited)	(audited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$496	$496
Deposits	14,468	14,468

Total Current Assets	14,964	14,964

OTHER ASSETS
Other sundry assets	3,854	3,584

TOTAL ASSETS	18,818	18,818

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$555,316	$253,886
Notes payable	1,725,000	1,725,000
Notes payable—shareholders	27,543	27,543

Total Current Liabilities	2,307,859	2,006,429

TOTAL LIABILITIES	2,307,859	2,006,429

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.0001 par value, 100,000,000 shares authorized, 28,061,200 shares issued and outstanding as of June 30, 2010 and September 30, 2010, respectively	2,806	2,806
Additional paid-in capital	461,068	461,068
Retained deficit	(2,311,245)	(2,009,815)
Accum. other comprehensive income	33,330	33,330
Subtotal	(1,814,041)	(1,512,611)
Less: Treasury stock	(475,000)	(475,000)

Total Stockholder deficit	(2,289,041)	(1,987,611)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$18,818	$18,818

The accompanying notes are an integral part of the financial statements.

MIKOJO INCORPORATED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the 3- month period ended September 30, 2010	For the 3-month period ended September 30, 2009

SALES	$-	$318

Total revenues:	$-	$318

EXPENSES
General and administrative expenses	$286,863	$32,350
Total Expenses	286,863	32,350

LOSS FROM OPERATIONS	(286,863)	(32,350)

OTHER INCOME (EXPENSES)
Write-off due from parent	-	(8,214)
Interest expense	14,567	-

Net Loss	(301,430)	(40,246)

PER SHARE DATA:

Basic loss per common share	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	28,061,200	26,415,252

The accompanying notes are an integral part of the financial statements.

MIKOJO INCORPORATED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS

	For the 3- month period ended September 30, 2010	For the 3- month period ended September 30, 2009

CASH FLOW FROM OPERATING ACTIVITIES
Net Loss	$(301,430)	$(40,246)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Decrease in deposits	-	-
(Increase) in accounts receivable	-	(318)

Increase in accounts payable	86,863	15,018
Increase in accrued interest	14,567	-
Share-based compensation	200,000	-
Write-off due from parent	-	8,214

Net Cash provided by (used in) Operating Activities	$-	$(17,333)

CASH FLOWS FROM INVESTING ACTIVITIES	$-	$-

Net Cash provided by (used in) Investing activities	$-	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable	-	475,000
Notes payable—stockholders	-	17,391

Less: treasury stock	-	(475,000)

Net Cash provided by (used in) Financing Activities	$-	$17,391

NET INCREASE (DECREASE) IN CASH	-	58

Cash beginning of period	496	7,003
Cash end of period	$496	$7,061

Supplemental cash flow information:
Cash paid during period for interest	$-	-
Cash paid during period for income taxes	$-	-

The accompanying notes are an integral part of the financial statements.

MIKOJO INCORPORATED

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010
(UNAUDITED)

BASIS OF PRESENTATION

The attached consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  The Company believes that the disclosures made are adequate to make the information presented not misleading.  The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on or about.  Operating results for the three months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011.  For further information, refer to the financial statements and footnotes thereto for the year ended June 30, 2010.

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

SEPTEMBER 30, 2010
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

SEPTEMBER 30, 2010
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

SEPTEMBER 30, 2010
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

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-05 (ASU 2010-05), Compensation – Stock Compensation (Topic 718).  This standard codifies EITF Topic D-110 Escrowed Share Arrangements and the Presumption of Compensation.

MIKOJO INCORPORATED

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010
(UNAUDITED)

1            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON’T)

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

2            NOTES PAYABLE SHAREHOLDERS (RELATED PARTY TRANSACTIONS)

As of September 30, 2010, certain shareholders of the Company provided loans to the Company for operating purposes. Such loans aggregated $27,543 at September 30, 2010.  These advances are payable on demand and are non-interest bearing.  See also Note 4, Commitments and Contingencies.

MIKOJO INCORPORATED

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010
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

SEPTEMBER 30, 2010
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

SEPTEMBER 30, 2010
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

SEPTEMBER 30, 2010
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

SEPTEMBER 30, 2010
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

Mikojo Incorporated
Stock Options (2009 Stock Plan)

					Black Scholes		Monthly
Optionee	Shares	Date Granted	Expiration Date	Exercise Price	Valuation	Term (Mos.)	Amortization

Adam Nettlefold	1,200,000	1/13/2010	1/13/2015	$0.01	$1,200,000	60	$20,000.00
Frank Cuda	100,000	1/24/2010	1/24/2015	$0.01	$100,000	60	$1,666.67
Ian Evans	200,000	1/23/2010	1/23/2015	$0.01	$200,000	60	$3,333.33
James E. Cates	1,000,000	1/23/2010	1/23/2015	$0.01	$1,000,000	60	$16,666.67
Accelerated Venture Partners, LLC	1,500,000	1/23/2010	1/23/2015	$0.01	$1,500,000	60	$25,000.00

Total	4,000,000				$4,000,000		$66,666.67

Accordingly, for the three months ended September 30, 2010, the Company recognized aggregate share-based compensation amounts of $200,000.

6	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown on the accompanying balance sheet as of September 30, 2010, the Company’s current liabilities exceeded its current assets by $1,884,191 and its total liabilities exceeded its total assets by $2,289,041. As of September 30, 2010 the Company has only $496 in cash which will not be sufficient to fund future operations.  These circumstances raise substantial doubt about its ability to continue as a going concern.   The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The Company is dependent on advances from its principal shareholders for continued funding.  There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations.

7	STOCKHOLDERS' DEFICIT

The stockholders' deficit section of the Company contains the following classes of capital stock as of September 30, 2010:

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

Fair Values of Financial Instruments

At September 30, 2010, fair values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximate their carrying amount due to the short period of time to maturity.

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

Mikojo Incorporated
Stock Options (2009 Stock Plan)

					Black Scholes		Monthly
Optionee	Shares	Date Granted	Expiration Date	Exercise Price	Valuation	Term (Mos.)	Amortization

Adam Nettlefold	1,200,000	1/13/2010	1/13/2015	$0.01	$1,200,000	60	$20,000.00
Frank Cuda	100,000	1/24/2010	1/24/2015	$0.01	$100,000	60	$1,666.67
Ian Evans	200,000	1/23/2010	1/23/2015	$0.01	$200,000	60	$3,333.33
James E. Cates	1,000,000	1/23/2010	1/23/2015	$0.01	$1,000,000	60	$16,666.67
Accelerated Venture Partners, LLC	1,500,000	1/23/2010	1/23/2015	$0.01	$1,500,000	60	$25,000.00

Total	4,000,000				$4,000,000		$66,666.67

Accordingly, for the three months ended September 30, 2010, the Company recognized aggregate share-based compensation amounts of $200,000.

Results of Operations

Quarter Ended September 30, 2010.

The following table summarizes the results of our operations during the quarter ended September 30, 2010 together with comparable data for the period ended September 30, 2009.

	September 30, 2010	September 20, 2009

Revenues	-	318
Cost of Services	-	-
Selling, General and Administrative Expense	286,863	32,350
Interest expense	14,567	-
Depreciation & amortization	-	-
Interest income & other	-	(8,214)
Net income (loss)	(301,430)	(40,246)
Earnings (Loss) per common share	(.00)	(0.00)

We had no revenues for the quarter ended September 30, 2010 due to our lack of access to additional capital to be utilized to purchase internet advertising.

Selling, general and administrative expenses were $286,863 in the quarter ended September 30, 2010.  The largest component was $200,000 share-based compensation based on the value of certain stock options which are being amortized over their term.  Other expenses primarily comprised costs associated compliance with securities laws and regulations, expense of consultants and investor relations expense.

During the quarter ended September 30, 2010 we incurred a net loss of $(301,430).  Loss per common share for the quarter ended September 30, 2010 was $(0.00).

Cash Flow Items
The following table provides the statements of net cash flows for the three months ended September 30, 2010 together with comparable data for the period ended September 30, 2009:

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2010

Net Cash Provided By (used in) Operating Activities	-	(17,333)
Net Cash Used in Investing Activities	-	-
Net Cash Provided by Financing Activities	-	17,391
Net Increase (decrease) in Cash and Cash Equivalents	-	58
Cash and Cash Equivalents - Beginning of Period	496	7,003
Cash and Cash Equivalents - End of Period	496	7,061

Balance Sheet Items

As of September 30, 2010, we had total current assets of $14,964.  Our total assets as of September 30, 2010 were $18,818.  We had total current liabilities of $2,307,859 as of September 30, 2010.

As of September 30, 2010, our total Stockholders’ Deficit was $2,289,041.

Liquidity and Capital Resources

As of September 30, 2010, we had $496 cash, a working capital deficit of $1,884,191 and an accumulated deficit of $2,292,895 through September 30, 2010.  Our operating activities provided $0 in cash for the quarter period ended September 30, 2010.

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

Loans Payable

As of September 30, 2010, certain shareholders of the Company provided loans to the Company for operating purposes. Such loans aggregated $27,543 at September 30, 2010.  These advances are payable on demand and are non-interest bearing.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2010. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MIKOJO INCORPORATED

Dated: November 22, 2010

	By:	/s/ Timothy J. Neher
Timothy J. Neher
Chief Executive Officer and Director; Acting Principal Executive Officer and Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.