Form 10-Q
period 2010-12-31
MIKOJO Inc
filed 2011-02-22
CIK 1411085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter ended December 31, 2010

Commission File Number: 000-53185

MIKOJO INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	95-3797580
(State of organization)	(I.R.S. Employer Identification No.)

  1840 Gateway Drive, Suite 200
Foster City, CA 94404
(Address of principal executive offices)

(650) 283-2653
Registrant’s telephone number, including area code

__________________________________
Former address if changed since last report

Check  whether the issuer (1) filed all reports  required to be filed by Section 13 or 15(d) of the  Exchange  Act  during  the past 12  months  and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files); Yes ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer o (Do not check if a smaller reporting company) ☐	Smller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Securities registered under Section 12(g) of the Exchange Act:      Common Stock $.0001 par value

There were 28,061,200 shares of common stock outstanding as of February 16, 2011.

TABLE OF CONTENTS
_________________

PART I    FINANCIAL INFORMATION

ITEM 1.     INTERIM FINANCIAL STATEMENTS

MIKOJO INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	As of December 31, 2010	As of June 30, 2010
	(Unaudited)	(audited)

CURRENT ASSETS
Cash and cash equivalents	$496	$496
Deposits	14,468	14,468

Total Current Assets	14,964	14,964

OTHER ASSETS
Other sundry assets	3,854	3,584

TOTAL ASSETS	18,818	18,818

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$555,316	$253,886
Notes payable	1,725,000	1,725,000
Notes payable—shareholders	27,543	27,543

Total Current Liabilities	2,307,859	2,006,429

TOTAL LIABILITIES	2,307,859	2,006,429

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.0001 par value, 100,000,000 shares authorized, 28,061,200 shares issued and outstanding as of June 30, 2010 and December 31, 2010, respectively	2,806	2,806
Additional paid-in capital	461,068	461,068
Retained deficit	(2,311,245)	(2,009,815)
Accum. Other comprehensive income	33,330	33,330
Subtotal	(1,814,041)	(1,512,611)
Less: Treasury stock	(475,000)	(475,000)
Total Stockholder deficit	(2,289,041)	(1,987,611)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$18,818	$18,818

The accompanying notes are an integral part of the financial statements.

MIKOJO INCORPORATED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the 3-month period December 31, 2010	For the 6-month period ended December 31, 2010

SALES	$-	$-

Total revenues:	$-	$-

EXPENSES
General and administrative expenses	$286,863	$286,863
Total Expenses	286,863	286,863

LOSS FROM OPERATIONS	(286,863)	(286,863)

OTHER INCOME (EXPENSES)
Write-off due from parent	-	-
Interest expense	14,567	14,567

Net Loss	(301,430)	(301,430)

PER SHARE DATA:

Basic loss per common share	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	28,061,200	28,061,200

The accompanying notes are an integral part of the financial statements.

MIKOJO INCORPORATED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS

	For the 6-month period ended December 31, 2010	For the 6-month period ended December 31, 2009

CASH FLOW FROM OPERATING ACTIVITIES
Net Loss	$(301,430)	$(149,692)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Decrease in deposits	-	-
(Increase) in accounts receivable	-	-
Increase in accounts payable	86,863	51,494
Increase in accrued interest	14,567
Share-based compensation	200,000
Write-off due from parent	-	8,214

Net Cash provided by (used in) Operating Activities	$-	$(71,925)

CASH FLOWS FROM INVESTING ACTIVITIES	$-	$-

Net Cash provided by (used in) Investing activities	$-	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable	-	475,000
Notes payable—stockholders	-	19,197
Issuance of shares for services	-	53,060
Less: treasury stock	-	(475,000)

Net Cash provided by (used in) Financing Activities	$-	$72,257

NET INCREASE (DECREASE) IN CASH	-	323

Cash beginning of period	496	7,003
Cash end of period	$496	$7,335

Supplemental cash flow information:
Cash paid during period for interest	$-	$-
Cash paid during period for income taxes	$-	$-

The accompanying notes are an integral part of the financial statements.

MIKOJO INCORPORATED

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010
(UNAUDITED)

BASIS OF PRESENTATION

The attached consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  The Company believes that the disclosures made are adequate to make the information presented not misleading.  The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on or about.  Operating results for the three months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011.  For further information, refer to the financial statements and footnotes thereto for the year ended June 30, 2010.

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

MIKOJO INCORPORATED

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010
(UNAUDITED)

1           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
DECEMBER 31, 2010
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
DECEMBER 31, 2010
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
DECEMBER 31, 2010
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

2           NOTES PAYABLE SHAREHOLDERS (RELATED PARTY TRANSACTIONS)

As of December 31, 2010, certain shareholders of the Company provided loans to the Company for operating purposes. Such loans aggregated $27,543 at December 31, 2010.  These advances are payable on demand and are non-interest bearing.  See also Note 4, Commitments and Contingencies.

MIKOJO INCORPORATED

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010
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
DECEMBER 31, 2010
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
DECEMBER 31, 2010
(UNAUDITED)

4           COMMITMENTS AND CONTINGENCIES (CON’T)

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
DECEMBER 31, 2010
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
DECEMBER 31, 2010
(UNAUDITED)

.
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

Accordingly, for the six months ended December 31, 2010, the Company recognized aggregate share-based compensation amounts of $200,000.

6           GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown on the accompanying balance sheet as of December 31, 2010, the Company’s current liabilities exceeded its current assets by $1,884,191 and its total liabilities exceeded its total assets by $2,289,041. As of December 31, 2010 the Company has only $496 in cash which will not be sufficient to fund future operations.  These circumstances raise substantial doubt about its ability to continue as a going concern.   The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The Company is dependent on advances from its principal shareholders for continued funding.  There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations.

MIKOJO INCORPORATED

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010
(UNAUDITED)

7           STOCKHOLDERS' DEFICIT

The stockholders' deficit section of the Company contains the following classes of capital stock as of December 31, 2010:

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

Fair Values of Financial Instruments

At December 31, 2010, fair values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximate their carrying amount due to the short period of time to maturity.

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

Accordingly, for the three months ended December 31, 2010, the Company recognized aggregate share-based compensation amounts of $200,000.

Results of Operations

Quarter Ended December 31, 2010.

The following table summarizes the results of our operations during the quarter ended December 31, 2010 together with comparable data for the period ended December 31, 2009.

	December 31, 2010	December 31, 2009

Revenues	$-	$-
Cost of Services	-	-
Selling, General and Administrative Expense	286,863	91,387
Interest expense	14,567	18,058
Depreciation & amortization	-	-
Interest income & other	-	-
Net income (loss)	(301,430)	(109,446)
Earnings (Loss) per common share	$(0.00)	$(0.00)

We had no revenues for the quarter ended December 31, 2010 due to our lack of access to additional capital to be utilized to purchase internet advertising.

Selling, general and administrative expenses were $286,863 in the quarter ended December 31, 2010.  The largest component was $200,000 share-based compensation based on the value of certain stock options which are being amortized over their term.  Other expenses primarily comprised costs associated compliance with securities laws and regulations, expense of consultants and investor relations expense.

During the quarter ended December 31, 2010 we incurred a net loss of $(301,430).  Loss per common share for the quarter ended December 31, 2010 was $(0.00).

Cash Flow Items

The following table provides the statements of net cash flows for the six months ended December 31, 2010 together with comparable data for the period ended December 31, 2009:

	Six Months Ended December 31, 2010	Six Months Ended December 31, 2009

Net Cash Provided By (used in) Operating Activities	-	(71,925)
Net Cash Used in Investing Activities	-	-
Net Cash Provided by Financing Activities	-	72,257
Net Increase (decrease) in Cash and Cash Equivalents	-	332
Cash and Cash Equivalents - Beginning of Period	496	7,003
Cash and Cash Equivalents - End of Period	496	7,335

Balance Sheet Items

As of December 31, 2010, we had total current assets of $14,964.  Our total assets as of December 31, 2010 were $18,818.  We had total current liabilities of $2,307,859 as of December 31, 2010.

As of December 31, 2010, our total Stockholders’ Deficit was $2,289,041.

Liquidity and Capital Resources

As of December 31, 2010, we had $496 cash, a working capital deficit of $1,884,191 and an accumulated deficit of $2,292,895 through December 31, 2010.  Our operating activities provided $0 in cash for the quarter period ended December 31, 2010.

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

Loans Payable

As of December 31, 2010, certain shareholders of the Company provided loans to the Company for operating purposes. Such loans aggregated $27,543 at December 31, 2010.  These advances are payable on demand and are non-interest bearing.

Notes payable comprise (a) Notes in the aggregate face amount of $475,000 payable to certain shareholders of LG Holding Corporation which were issued in consideration of the Company’s redemption of 29,360,500 shares of the Company’s Common Stock which the Company valued at $475,000.  Since the Notes were not repaid within 150 days of July 20, 2009, the noteholder(s) received (on a pro-rata basis) an aggregate of 1,000,000 additional shares of Mikojo Incorporated Common Stock which had been previously issued, but held in escrow, and (b) a Note in the face amount of $1,250,000 payable to Computing Services Support Solutions, Inc. (“C3S”) ursuant to the terms of an agreement dated as of September 22, 2008 by and between LOBIS, Inc. and C3S.  Payments under the note are conditioned on the Company completing a financing.

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

Dated: February 18, 2010

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