Form 10-K/A
period 2010-06-30
MIKOJO Inc
filed 2011-04-18
CIK 1411085

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every interactive Data  File  required to be submitted and posted pursuant to Rule 405 of Regulation  S-T  during  the preceding 12 months (or  for  such  shorter  period  that  the  registrant  was required to submit and post such files).  [ ] Yes  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer 	Accelerated Filer 	Non-Accelerated Filer  (Do not check if a smaller reporting company)	Smaller Reporting Company 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [ ] Yes [X ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $15,966,736

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  28,061,200 shares of common stock par value $0.0001 as of April 14, 2011.

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

Our operating results may fluctuate as a result of a number of factors, many outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our quarterly, year-to-date, and annual expenses as a percentage of our revenues may differ significantly from our historical or projected rates. Our operating results in future quarters may fall below expectations. Each of the following factors may affect our operating results:

●	Our ability to continue to attract users to our web sites and satisfy existing users on our web sites.

●	Our ability to monetize (or generate revenue from) traffic on our web.

●	The amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our businesses, operations, and infrastructure.

●	Our focus on long-term goals over short-term results.

●	The results of our investments in risky projects.

●	Our ability to keep our web sites operational at a reasonable cost and without service interruptions.

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

●
Users may refuse to be provide search queries: Engines in the marketplace take it for granted that users will simply refuse to provide search input beyond typing in a few keywords.  Today, there are no search engines that do semantics-based search and the Company’s products and services have not been test-marketed.

●
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

●	A much larger Company may emerge as a competitor before Mikojo fully launches its technology and therefore time is of the essence in rolling out our technology.

Acquisitions could result in operating difficulties, dilution and other harmful consequences.

We do not have a great deal of experience acquiring companies.  We expect to evaluate and enter into discussions regarding a wide array of potential strategic transactions. These transactions could be material to our financial condition and results of operations. The process of integrating an acquired company, business or technology has created, and will continue to create unforeseen operating difficulties and expenditures. The areas where we face risks include:

●	Implementation or remediation of controls, procedures and policies at the acquired company.

●	Diversion of management time and focus from operating our business to acquisition integration challenges.

●	Coordination of product, engineering and sales and marketing functions.

●	Transition of operations, users and customers onto our existing platforms.

●	Cultural challenges associated with integrating employees from the acquired company into our organization.

●	Retention of employees from the businesses we acquire.

●	Integration of the acquired company’s accounting, management information, human resource and other administrative systems.

●
Liability for activities of the acquired company before the acquisition, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities.

●	Litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, former stockholders, or other third parties.

●
In the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries.

●	Failure to successfully further develop the acquired technology.

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

In some future periods, our results of operations may be below the expectations of public market investors, which could negatively affect the market price of our common stock. Furthermore, the stock market in general has experienced extreme price and volume fluctuations in recent years. We believe that, in the future, the market price of our common stock could fluctuate widely due to variations in our performance and operating results or because of any of the following factors:

●	announcements of new services, products, technological innovations, acquisitions or strategic relationships by us or our competitors;

●	trends or conditions in the software, business process outsourcing and Internet markets;

●	changes in market valuations of our competitors; and

●	general political, economic and market conditions.

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

We do not intend to pay cash dividends in the foreseeable future.

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

Our common stock is subject to the Penny Stock Regulations.

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

Our common stock is illiquid and subject to price volatility unrelated to our operations.

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

The following table details grants to date under the 2009 Plan:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	--	n/a	--

Equity compensation plans not approved by security holders	4,000,000	$0.01	209,180

Total	4,000,000	$0.01	209,180

None of the shares of our common stock are subject to outstanding warrants.

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

Recent Sales of Unregistered Securities

None

Purchases of Equity Securities

The Company has never purchased nor does it own any equity securities of any other issuer.

ITEM 6.    SELECTED FINANCIAL DATA

Year Ended	6/30/2010	6/30/2009

Revenues	$750	$1,740,449
Net Loss	(762,654)	(87,875)
Net loss per share	(0.03)	(0.00)
Weighted average no shares	28,115,930	26,000,000
Stockholders' deficit	1,987,611	1,192,928
Total assets	18,818	63,623
Total liabilites	$2,006,429	$1,256,551

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ANDRESULTS OF OPERATION

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

Results of Operations

Year  Ended June 30, 2010 Compared to Year Ended June 30, 2009.

The following table summarizes the results of our operations during the year ended June 30, 2010, and 2009 and provides information regarding the dollar and percentage increase or (decrease) from the year ended June 30, 2010 to the same period of 2009.

	6/30/10	6/30/2009	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$750	1,740,449	(1,739,699)	(99.9%)
Cost of Services	0	1,608,552	(1,608,552)	(100%)
Selling, General and Administrative Expense	708,157	1,414,121	(705,964)	(49.9%)
Interest expense	47,033	1,750	45,283	2500%
Depreciation & amortization	-	-	-	-
Interest income & other	(8,214)	131,324	139,538	(106%)
Net income (loss)	$(762,654)	(1,154,965)	(392,311)
Earnings (Loss) per common share	(.03)	(.04)

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

Cash Flow Items

The following table provides the statements of net cash flows for the year ended June 30, 2010 and June 30, 2009:

	Year Ended June 30,
	2010	2009
Net Cash Provided By (used in) Operating Activities	$(80,560)	$(36,487)
Net Cash Used in Investing Activities	-	-
Net Cash Provided by Financing Activities	74,052	(9,504)
Net Increase (decrease) in Cash and Cash Equivalents	(6,507)	(9,777)
Cash and Cash Equivalents - Beginning of Period	7,003	16,781
Cash and Cash Equivalents - End of Period	$496	$7,003

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

MIKOJO INCORPORATED

FINANCIAL STATEMENTS

INDEX

Page Number

INDEPENDENT AUDITORS' REPORT	F-1

FINANCIAL STATEMENTS:

Balance Sheets at June 30, 2010 and June 30, 2009	F-2

Statement of Operations for the
years ended June 30, 2010 and June 30, 2009	F-3
Statement of Stockholders' Deficiency through the year
ended June 30, 2010	F-4

Statement of Cash Flows for the years ended
June 30, 2010 and 2009	F-5

Notes to Financial Statements for period ended
June 30, 2010	F-6 to F-11

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

MIKOJO INCORPORATED
Consolidated Statements of Stockholders' Deficiency
(audited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comp. Income	Total Stockholders' Deficiency

Balance, July 1, 2007	-	$-	$-	$-	$-	$-

Sale of common stock	26,000,000	2,600	-	-	-	2,600

Net loss for the year ended June 30, 2008	-	-	-	(39,755)	-	(39,755)

Foreign currency translation adjustment	-	-	-	-	(2,884)	(2,884)

Balance—June 30, 2008	26,000,000	$2,600	-	$(39,755)	$(2,884)	$(40,039)

Net loss for the year ended June 30, 2009	-	-	-	(1,207,406)	-	(1,207,406)

Foreign currency translation adjustment	-	-	-	-	33,330	33,330

Balance, June 30, 2009	26,000,000	$2,600	$-	$(1,247,160)	$33,330	$(1,211,232)

Shares issued on merger	1,530,600	153	8,061	-	-	8,214

Share-based compensation	-	-	400,000	-	-	400,000

Shares issued for services	530,600	53	53,007	-	-	53,060

Net loss for year ended June 30, 2010	-	-	-	-	-	(762,654)

Balance, June 30, 2010	28,061,200	2,806	461,068	(2,009,815)	33,330	(1,512,611)

The accompanying notes are an integral part of the financial statements.

MIKOJO INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(audited)

	For the year	For the year
	ended June 30,	ended June 30,
	2010	2009

OPERATING ACTIVITIES
Net Loss	$(762,654)	$(1,207,406)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	-	5,222
Note payable	-	1,250,000
Changes in operating assets and liabilities
Accounts receivable	-	(38,148)
Deposits	19,996	(34,463)
Subscription receivable	-	2,504
Tax receivable	-	1,187
Share-based compensation	400,000	-
Accounts payable	206,852	(68,843)
Accrued expense	47,033	(22,836)

Net cash provided by (used in) operating activities	$(80,560)	$(36,487)

INVESTING ACTIVITIES
Purchase of property and equipment	$-	$-

Net Cash provided by (used in) Investing activities	$-	$-

FINANCING ACTIVITIES
Loans (Repayments)--shareholders	$20,992	$(9,504)
Notes Payable	475,000
Issuance of stock for services	53,060
Less: Treasury Stock	$(475,000)	-
Net Cash provided by (used in) Financing Activities	74,052	$(9,504)

Effect of exchange rate changes on cash and cash equivalents	-	$33,330

NET INCREASE -DECREASE) IN CASH	$(6,507)	$(9,778)
CASH AT BEGINNING OF PERIOD	$7,003	$16,781
CASH AT END OF PERIOD	$496	$7,003

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Paid For:	-	-
Interest expense	-	-
Income Taxes
Non Cash Financing Activities:
Note issued in connection with merger	$475,000	$-
Notes payable issued in exchange for acquired in process research and development costs	$-	$1,250,000

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

     Our senior management is composed of experienced individuals with significant management experience. As of December 31, 2010, our executive officers, and directors were:

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under 17 CFR 240.16a-3(e) during its most recent fiscal year and Forms 5 and amendments thereto furnished to the registrant with respect to its most recent fiscal year, and any written representation referred to in paragraph (b)(1) of this section, the following persons who were directors, officers, beneficial owners of more than ten percent of any class of equity securities of the Company, or any other person subject to section 16 of the Exchange Act with respect to the Company failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years:

Person	No. Late Reports	No. Transactions not timely filed	No. Failure to File

Accelerated Venture Partners, LLC	--	--	1
Adam John Nettlefold	--	--	1
Timothy Neher	--	--	1

The Company otherwise believes that all reporting persons have complied with the requirements of Section 16(a) of the Exchange Act of 1934.

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

	Amount and Nature of Beneficial
	Ownership
		Notes Convertible
		and Options and
		Warrants
		Exercisable Within
Name of Beneficial Owner	Shares	60 Days	Percent of Class
Holders of More than 5%

Accelerated Venture Partners LLC (1) 1840 Gateway Dr. Suite 200 Foster City, CA 94404	10,880,816	1,500,000	44.12%

Computing Services Support Solutions, Inc. 5777 W. Century Blvd., Suite 1185 Los Angeles, CA 90045	2,663,016	0	9.50%

Adam John Nettlefold Unit 7/16 Markeri Street Mermaid Beach, QLD, Australia 4218	5,634,000	1,200,000	24.39%

Directors and Executive Officers

Timothy Neher (1), President, Secretary, Treasurer, CEO, CFO 1840 Gateway Dr. Suite 200 Foster City, CA 94404	10,880,816	1,500,000	44.12%

All executive officers and directors as a group (1 person)	10,880,816	1,500,000	44.12%

(1)	Timothy Neher is the principal of Accelerated Venture Partners LLC

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR  INDEPENDENCE

Certain Relationships and Transactions with Related Persons

As of June 30, 2010, Accelerated Venture Parners, LLC, a shareholder of the Company, had provided loans to the Company for operating purposes aggregating $27,543.  These advances are payable on demand and are non-interest bearing.

The Company is indebted to Computing Services Support Solutions, Inc. ("C3S"), a shareholder of the Company, on a Note in the face amount of $1,250,000 issued pursuant to the terms of an agreement dated as of September 22, 2008 by and between LOBIS, Inc. and C3S.  Payments under the note are conditioned on the Company completing a financing.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for each of the fiscal year ended June 30, 2010 and 2009 for professional services rendered by the principal accountant for the audit of the registrant’s annual financial statements and review of the financial statements included in the registrant’s Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $7,500.00 and $7,500.00, respectively.

Audit Related Fees

The aggregate fees billed in the fiscal year ended June 30, 2010 and 2098 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under the paragraph captioned “Audit Fees” above are $0.00 and $0.00, respectively.

Tax Fees

The aggregate fees billed in the fiscal years ended June 30, 2010 and 2009 for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were $0.00 and $0.00, respectively.

All Other Fees

The aggregate fees billed in the fiscal years ended June 30, 2010 and 2009 for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14 are $0.00 and $0.00, respectively.

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

PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1.  FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

●	Report of Paritz & Co., P.A., Independent Registered Certified Public Accounting Firm

●	Balance Sheets as of June 30, 2010 and 2009 (audited)

●	Statements of Operations for the years ended June 30, 2010 and 2009 (audited)

●	Statements of Stockholders’ Deficit through June 30, 2010 (audited)

●	Statements of Cash Flows for the years ended June 30, 2010 and 2009 (audited)

●	Notes to Financial Statements (audited)

2.  FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3.  EXHIBITS

The exhibits listed below are filed as part of or incorporated by reference in this report.

2.1**	Agreement of Merger and Plan of Reorganization among LG Holding Corporation, LG Acquisition Corp.and Mikojo Incorporated

3.1*	LG Holding Corporation Certificate of Incorporation (filed with the Registrant's Registration Statement on October 10, 2007, and incorporated herein by reference).

3.2**	Statement of Merger filed with the Colorado Secretary of State.

3.3*	Bylaws (filed with the Registrant's Registration Statement on October 10, 2007, and incorporated hereinby reference).

10.1***	Mikojo Incorporated—Contribution to Controlled Corporation Agreement dated March 17, 2009 by and between LOBIS, Inc., Mikojo Pty. Ltd and Mikojo Incorporated.

10.2***	Mikojo Incorporated—Common Stock Purchase Agreement dated March 17, 2009 by and between Mikojo Incorporated and Mikojo Pty. Ltd.

10.3***	Mikojo Incorporated—Common Stock Purchase Agreement dated March 17, 2009 by and between Mikojo Incorporated and LOBIS, Inc.

10.4***	LOBIS, Inc.—Offer of Employment to James E. Cates dated September 23, 2008

10.5***	LOBIS, Inc.—Offer of Employment to Dr. K. Narayanaswami dated October 6, 2008.

10.6***	LOBIS, Inc.—Offer of Employment to Dr. Don Cohen dated October 6, 2008.

10.7***	Asset and Patent Purchase Agreement dated September 22, 2008 by and between LOBIS, Inc. and Computing Services Support Solutions, Inc.

10.8***	Consulting Services Agreement dated February 12, 2009 by and between Mikojo Pty. Ltd. and Accelerated Venture Partners LLC.

10.9***	Consulting Services Agreement dated February 12, 2009 by and between LOBIS, Inc. and Accelerated Venture Partners LLC.

10.10***	Indemnification Agreement dated July 20, 2009 by and between LG Holding Corporation and Allan Reeh.

10.11***	Escrow Agreement dated July 20, 2009 by and between Robert L. B. Diener, LG Holdings Corporation, Michael Underwood, Allan Reeh and Keith Koch

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed with the Registrant's Registration Statement on October 10, 2007, and incorporated herein by reference.
** Previously filed with the Registrant's Form 8-K on July 24, 2009 and incorporated herein by reference.
*** Previously filed with the Registrant's Form 8-K/A on July 27, 2009 and incorporated herein by reference.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K/A to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: April 15, 2011

MIKOJO INCORPORATED

By:	/s/ Timothy Neher
Timothy Neher
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer) President, Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

MIKOJO INCORPORATED

By:	/s/ Timothy Neher
Timothy Neher
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer) President, Secretary and Treasurer
Date:	April 15, 2011