Form 10-Q
period 2011-03-31
MIKOJO Inc
filed 2011-05-16
CIK 1411085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2011

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

There were 28,061,200 shares of common stock outstanding as of May 16, 2011.

TABLE OF CONTENTS
_________________

PART I    FINANCIAL INFORMATION

ITEM 1.    INTERIM FINANCIAL STATEMENTS

MIKOJO INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	As of	As of
	March 31, 2010	June 30, 2010
	(Unaudited)	(audited)

CURRENT ASSETS
Cash and cash equivalents	$496	$496
Deposits	14,468	14,468

Total Current Assets	14,964	14,964

OTHER ASSETS
Other sundry assets	3,854	3,584

TOTAL ASSETS	18,818	18,818

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	555,316	253,886
Notes payable	1,725,000	1,725,000
Notes payable—shareholders	27,543	27,543

Total Current Liabilities	2,307,859	2,006,429

TOTAL LIABILITIES	2,307,859	2,006,429

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.0001 par value, 100,000,000 shares authorized, 28,061,200 shares issued and outstanding as of June 30, 2010 and March 31, 2011, respectively	2,806	2,806
Additional paid-in capital	461,068	461,068
Retained deficit	(2,311,245)	(2,009,815)
Accum. other comprehensive income	33,330	33,330
Subtotal	(1,814,041)	(1,512,611)
Less: Treasury stock	(475,000)	(475,000)
Total Stockholder deficit	(2,289,041)	(1,987,611)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$18,818	$18,818

The accompanying notes are an integral part of the financial statements.

MIKOJO INCORPORATED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the 3-month period March 31, 2011	For the 9-month period ended March 31, 2011

SALES	$-	$-

Total revenues:	$-	$-

EXPENSES
General and administrative expenses	$286,863	$286,863
Total Expenses	286,863	286,863

LOSS FROM OPERATIONS	(286,863)	(286,863)

OTHER INCOME (EXPENSES)
Write-off due from parent	-	-
Interest expense	14,567	14,567

Net Loss	(301,430)	(301,430)

PER SHARE DATA:

Basic loss per common share	$-	$-

Weighted Average Common Shares Outstanding	28,061,200	28,061,200

The accompanying notes are an integral part of the financial statements.

MIKOJO INCORPORATED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS

	For the 3-month period March 31, 2011	For the 9-month period ended March 31, 2011

SALES	$-	$-

Total revenues:	$-	$-

EXPENSES
General and administrative expenses	$286,863	$286,863
Total Expenses	286,863	286,863

LOSS FROM OPERATIONS	(286,863)	(286,863)

OTHER INCOME (EXPENSES)
Write-off due from parent	-	-
Interest expense	14,567	14,567

Net Loss	(301,430)	(301,430)

PER SHARE DATA:

Basic loss per common share	$-	$-

Weighted Average Common Shares Outstanding	28,061,200	28,061,200

The accompanying notes are an integral part of the financial statements.

MIKOJO INCORPORATED

NOTES TO FINANCIAL STATEMENTS
March 31, 2011
(UNAUDITED)

BASIS OF PRESENTATION

The attached consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  The Company believes that the disclosures made are adequate to make the information presented not misleading.  The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on or about.  Operating results for the three months ended MARCH 31, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011.  For further information, refer to the financial statements and footnotes thereto for the year ended June 30, 2010.

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
March 31, 2011
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
March 31, 2011
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
March 31, 2011
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
March 31, 2011
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

2           NOTES PAYABLE SHAREHOLDERS (RELATED PARTY TRANSACTIONS)

As of March 31, 2010, certain shareholders of the Company provided loans to the Company for operating purposes. Such loans aggregated $27,543 at March 31, 2011.  These advances are payable on demand and are non-interest bearing.  See also Note 4, Commitments and Contingencies.

MIKOJO INCORPORATED

NOTES TO FINANCIAL STATEMENTS
March 31, 2011
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
March 31, 2011
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
March 31, 2011
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
March 31, 2011
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
March 31, 2011
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

Optionee	Shares	Date Granted	Expiration Date	Exercise Price	Black-Scholes Valuation	Term (Mos.)	Monthly Amortization

Adam Nettlefold	1,200,000	1/13/2010	1/13/2015	$0.01	$1,200,000	60	$20,000.00
Frank Cuda	100,000	1/24/2010	1/24/2015	$0.01	$100,000	60	$1,666.67
Ian Evans	200,000	1/23/2010	1/23/2015	$0.01	$200,000	60	$3,333.33
James E. Cates	1,000,000	1/23/2010	1/23/2015	$0.01	$1,000,000	60	$16,666.67
Accelerated Venture Partners, LLC	1,500,000	1/23/2010	1/23/2015	$0.01	$1,500,000	60	$25,000.00

Total	4,000,000				$4,000,000		$66,666.67

Accordingly, for the Nine months ended March 31, 2011, the Company recognized aggregate share-based compensation amounts of $200,000.

6           GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown on the accompanying balance sheet as of March 31, 2011, the Company’s current liabilities exceeded its current assets by $1,884,191 and its total liabilities exceeded its total assets by $2,289,041. As of March 31, 2011 the Company has only $496 in cash which will not be sufficient to fund future operations.  These circumstances raise substantial doubt about its ability to continue as a going concern.   The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The Company is dependent on advances from its principal shareholders for continued funding.  There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations.

MIKOJO INCORPORATED

NOTES TO FINANCIAL STATEMENTS
March 31, 2011
(UNAUDITED)

7           STOCKHOLDERS' DEFICIT

The stockholders' deficit section of the Company contains the following classes of capital stock as of March 31, 2011:

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

Fair Values of Financial Instruments

At March 31, 2011, fair values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximate their carrying amount due to the short period of time to maturity.

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

Optionee	Shares	Date Granted	Expiration Date	Exercise Price	Black-Scholes Valuation	Term (Mos.)	Monthly Amortization

Adam Nettlefold	1,200,000	1/13/2010	1/13/2015	$0.01	$1,200,000	60	$20,000.00
Frank Cuda	100,000	1/24/2010	1/24/2015	$0.01	$100,000	60	$1,666.67
Ian Evans	200,000	1/23/2010	1/23/2015	$0.01	$200,000	60	$3,333.33
James E. Cates	1,000,000	1/23/2010	1/23/2015	$0.01	$1,000,000	60	$16,666.67
Accelerated Venture Partners, LLC	1,500,000	1/23/2010	1/23/2015	$0.01	$1,500,000	60	$25,000.00

Total	4,000,000				$4,000,000		$66,666.67

Accordingly, for the three months ended March 31, 2011, the Company recognized aggregate share-based compensation amounts of $200,000.

Results of Operations

Quarter Ended March 31, 2011.

The following table summarizes the results of our operations during the quarter ended March 31, 2011 together with comparable data for the period ended March 31, 2010.

	March 31, 2011	March 31, 2010

Revenues	-	584
Cost of Services	-
Selling, General and Administrative Expense	286,863	415,125
Interest expense	14,567	32,625
Depreciation & amortization	-	-
Interest income & other	-	-
Net income (loss)	(301,430)	(55,379)
Earnings (Loss) per common share	(.00)	(.00)

We had no revenues for the quarter ended March 31,2011 due to our lack of access to additional capital to be utilized to purchase internet advertising.

Selling, general and administrative expenses were $286,863 in the quarter ended March 31, 2011.  The largest component was $200,000 share-based compensation based on the value of certain stock options which are being amortized over their term.  Other expenses primarily comprised costs associated compliance with securities laws and regulations, expense of consultants and investor relations expense.

During the quarter ended March 31, 2011 we incurred a net loss of $(301,430).  Loss per common share for the quarter ended March 31, 2011 was $(0.00).

Cash Flow Items

The following table provides the statements of net cash flows for the nine months ended March 31, 2011 together with comparable data for the period ended March 31, 2010:

	Nine Months Ended March 31, 2011	Nine Months Ended March 31, 2010

Net Cash Provided By (used in) Operating Activities	-	(69,621)
Net Cash Used in Investing Activities	-	-
Net Cash Provided by Financing Activities	-	74,508
Net Increase (decrease) in Cash and Cash Equivalents	-	4,888
Cash and Cash Equivalents - Beginning of Period	496	7,003
Cash and Cash Equivalents - End of Period	496	11,891

Balance Sheet Items

As of March 31, 2011, we had total current assets of $14,964.  Our total assets as of March 31, 2011 were $18,818.  We had total current liabilities of $2,307,859 as of March 31, 2011.

As of March 31, 2011, our total Stockholders’ Deficit was $2,289,041.

Liquidity and Capital Resources

As of March 31, 2010, we had $496 cash, a working capital deficit of $1,884,191 and an accumulated deficit of $2,292,895 through March 31, 2011.  Our operating activities provided $0 in cash for the quarter period ended March 31, 2011.

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

Loans Payable

As of March 31, 2011, certain shareholders of the Company provided loans to the Company for operating purposes. Such loans aggregated $27,543 at March 31, 2011.  These advances are payable on demand and are non-interest bearing.

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

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: May 16, 2011

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